Form 10-Q
period 1996-04-30
AMERICAN OILFIELD DIVERS INC
filed 1996-06-13
CIK 906520

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

			     ________________________


				     FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 1996

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from _______ to _______

			       ________________________

			   Commission File Number:   0-22032

			       ________________________

			     AMERICAN OILFIELD DIVERS, INC.

		   (Exact Name of Registrant as Specified in its Charter)

	 Louisiana                                     72-0918249
 (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
  Incorporation or Organization)

  130 East Kaliste Saloom Road                           70508
     Lafayette, Louisiana                              (Zip Code)
(Address of Principal Executive Offices)

				     318/234-4590
			   (Registrants telephone number,
				  including area code)

			       ________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X          No _____

At June 12, 1996 there were 6,805,182 shares of common stock, no par value, outstanding.

		     AMERICAN OILFIELD DIVERS, INC.

				    INDEX




Part I. Financial Information                               Page

	Item 1. Financial Statements

	Consolidated Balance Sheets -

		April 30, 1996 and October 31, 1995           1

	Consolidated Statements of Income -

		Three and Six Months Ended April 30, 1996
		  and April 30, 1995                           2

	Consolidated Statements of Changes in Stockholders' Equity -

		Six Months Ended April 30, 1996 and
		  April 30, 1995                               3

	Consolidated Statements of Cash Flows -

		Three and Six Months Ended April 30, 1996
		  and April 30, 1995                           4

	Notes to Consolidated Financial Statements             5

	Item 2.  Management's Discussion and Analysis of
		 Financial Condition and Results of
		 Operations                                    7

Part II.        Other Information

	Item 6.  Exhibits and Reports on Form 8-K             15

	Signatures                                            16

		PART I.  FINANCIAL INFORMATION

Item 1.                   Financial Statements.

		      American Oilfield Divers, Inc.
		       Consolidated Balance Sheets
		       ____________________________
			     (in thousands)

				      April 30, 1996   October 31, 1995
				      _______________  ________________
					 (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                $  1,222       $ 1,174
  Accounts receivable, net of
   allowance for doubtful accounts
   of $500 and $300                          14,326        23,870
  Unbilled revenue                            5,889         7,080
  Other receivables                           1,416         1,415
  Current deferred tax asset                  1,430         1,700
  Inventories                                 2,349         2,191
  Prepaid expenses                            2,101         1,935
					   ___________    ___________

    Total current assets                      28,733        39,365

Property, plant and equipment, net
 of accumulated depreciation of $18,635
 and $17,228                                  27,385        26,079

Deferred tax asset                               ---           477
Other assets                                   3,048         3,487
					   ___________    ___________
					      $59,166       $69,408
					   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 3,243        $ 5,806
  Other liabilities                            4,592         10,192
  Borrowings under line of credit
   agreement                                    ---           7,300
Current portion of long-term debt             1,375           2,000
					   ___________    ___________
    Total current liabilities                 9,210          25,298

Long-term debt, less current portion          9,125           5,121
					   ___________    ___________

    Total liabilities                        18,335          30,419


Stockholders' equity:
  Common stock, no par value                  1,368           1,360
  Other stockholders' equity                 39,463          37,629
					   ___________    ___________

    Total stockholders' equity               40,831          38,989
					   ___________    ___________

					    $59,166         $69,408
					   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

		American Oilfield Divers, Inc.
	       Consolidated Statements of Income
	       _________________________________
	     (in thousands, except per share data)



				     Three Months Ended     Six Months Ended
					 April 30,             April  30,
				     ___________________   __________________
(unaudited)                           1996      1995         1996     1995
				      _____     _____        _____    _____

Diving and related revenues          $19,179   $12,287     $41,341   $31,925
				     _______   _______     _______   _______

Costs and expenses:
 Diving and related expenses          12,685     9,819      27,312    23,489
 Selling, general and
  administrative expenses              4,562     4,388       9,333     8,776
 Depreciation and amortization         1,337     1,197       2,674     2,393
				     _______   _______     _______   _______
  Total costs and expenses            18,584    15,404      39,319    34,658
				     _______   _______     _______   _______

Operating income (loss)                  595    (3,117)      2,022   (2,733)

Other income (expense), net              231      (243)       (15)     (435)
				     _______   _______     _______   _______

Income (loss) before income taxes
 and minority interest                   826    (3,360)     2,007    (3,168)
Income tax provision (benefit)           355    (1,281)       827    (1,183)
				     _______   _______     _______   _______
Income (loss) before minority
 interest                                471    (2,079)     1,180    (1,985)


Minority interest in earnings of
subsidiary                                --        47        ---       ---
				     _______   _______     _______   _______

Net income (loss)                      $ 471   $(2,126)    $1,180   $(1,985)
				     =======   =======     =======  ========

Net income (loss) per share            $ .07   $  (.32)    $  .18   $  (.30)
				     =======   =======     =======  ========
Weighted average common shares
outstanding                            6,726     6,709      6,718     6,709
				     =======   =======     =======  ========

The accompanying notes are an integral part of these consolidated financial statements.

		American Oilfield Divers, Inc.
    Consolidated Statements of Changes in Stockholders' Equity
    __________________________________________________________
	       (in thousands, except share data)



								       Foreign     (Accumulated
				    Common Stock        Additional    Currency      Deficit)
				    _____________         Paid-in     Translation    Retained
				  Shares      Amount      Capital     Adjustment     Earnings      Total
				 _________  __________   __________   ___________   ____________  _________

Balance at October 31, 1994     6,709,497     $1,360      $40,837       $ (115)      $  (2,755)    $39,327
Net effects of translation of
   foreign currency                                                          6                           6
Net loss                                                                                (1,985)     (1,985)
			       __________   __________  ___________   __________   ____________  _________
Balance at April 30, 1995       6,709,497     $1,360      $40,837       $ (109)      $  (4,740)    $37,348
			       ==========   ==========  ===========   ==========   ============  =========

Balance at October 31, 1995     6,709,497     $1,360      $40,837       $ (124)      $  (3,084)    $38,989

Adjustment to valuation of
  common stock issued in
  connection with an
  acquisition                                                 (52)                                     (52)
Issuance of common stock           95,685         8           729                                      737
Net effects of translation of
  foreign currency                                                         (23)                        (23)
Net Income                                                                               1,180       1,180
			       __________   __________  ___________   __________   ____________  _________
Balance at April 30, 1996       6,805,182    $1,368       $41,514        $(147)      $  (1,904)    $40,831
			       ==========   ==========  ===========   ==========   ============  =========
The accompanying notes are an integral part of these consolidated financial statements.

		     American Oilfield Divers, Inc.
		 Consolidated Statements of Cash Flows
			    (in thousands)

				    Three Months Ended         Six Months Ended
					April 30,                   April 30,
				    ___________________       __________________
				      1996       1995           1996      1995
				     ______     ______        _______    ______
(unaudited)
Net cash flows from operating
activities:
  Net income (loss)                  $  471    $(2,126)       $ 1,180   $(1,985)
  Non-cash items included in
net income (loss):
Depreciation and amortization         1,337      1,197          2,674     2,393
Minority interest in earnings
  of subsidiary                         ---         47            ---       --
Net gain on disposition of assets      (361)       (24)          (412)     (30)
Other                                 3,767      1,040          2,862     1,215
				    _________  _________      _________  ________

    Net cash provided by
     operating activities             5,214        134          6,304     1,593


Cash flows from investing
activities:
  Capital expenditures               (7,793)    (3,349)        (8,957)   (5,453)
  Proceeds from sale of assets        5,618         22          5,702     1,522
  Proceeds from insurance claim         535        ---           535       ---
  Receipt of payments on notes
    receivable                          ---        273           ---        467
  Proceeds from sale of notes
    receivable                          ---      2,762           ---      2,762
  Other                                (238)      (361)          249       (361)
				    _________  _________      _________  ________

    Net cash used by investing
     activities                      (1,878)      (653)       (2,471)    (1,063)

Cash flows from financing
activities:
  Issuance of common stock              136         --           136         --
  Proceeds from long-term borrowing  10,500      2,000        10,500      2,000
  Repayments of long term-debt       (6,621)      (367)       (7,121)    (1,809)
  Net payments under line-of-credit
    agreement                        (7,200)    (1,347)       (7,300)    (1,627)
				    _________  _________      _________  ________

    Net cash provided by (used
     by) financing activities        (3,185)       286        (3,785)    (1,436)
				    _________  _________      _________  ________

Net increase (decrease) in cash         151       (233)           48       (906)

Cash and cash equivalents at
beginning of period                   1,071        553         1,174      1,226
				    _________  _________      _________  ________

Cash and cash equivalents at
end of period                        $1,222      $ 320        $1,222    $   320
				    =========  ==========    ==========  ========

The accompanying notes are an integral part of these consolidated financial statements.


		American Oilfield Divers, Inc.
	  Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Principles

The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company provides undersea construction, installation, and repair and maintenance services to the offshore oil and gas industry, primarily in the United States Gulf of Mexico, the U.S. West Coast and select international areas, and to inland industrial and governmental customers. In addition, the Company (i) manufactures and markets subsea pipeline connectors and a patented marginal well production system to the domestic and international oilfield industry; (ii) operates one jack-up derrick barge with a 220 ton Manitowoc crane known as the "American Intrepid" in the U.S. Gulf of Mexico; and (iii) provides environmental remediation and oil spill response services to the oil and gas industry and certain other commercial and governmental customers. Effective March 1, 1996, the Company sold its pipelay/bury barge known as the "American Enterprise" for proceeds of $5,400,000. The gain on the sale is included in other income in the consolidated statements of income for the three and six month periods ended April 30, 1996. All material intercompany transactions and balances have been eliminated in consolidation.

During the three months ended April 30, 1996, the Company purchased certain diving equipment and four dive support vessels in several separate transactions for cash and shares of the Company's common stock.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of October 31, 1995, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K, for the fiscal year ended October 31, 1995. These unaudited second quarter financial statements should be read in conjunction with the audited 1995 financial statements.

The unaudited financial statements at April 30, 1996 and for the three and six months ended April 30, 1996 and 1995 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.

The offshore oilfield services industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas industry. Historically, a substantial portion of the Company's diving services have been performed during the period from May through December resulting in a higher concentration of the Company's total revenues and net income being earned during the third (May through July) and fourth (August through October) quarters of its fiscal year. Utilization of the Company's diving support vessels ("DSV") and therefore the related scope and extent of the Company's offshore diving operations are limited by winter weather conditions generally prevailing in the Gulf of Mexico from January to April. Adverse weather conditions occurring from time to time from May through December may also adversely affect vessel utilization and diving operations. Operating results for interim periods are not necessarily indicative of the results that can be expected for full fiscal years.

Note 2 - Discontinued Operation

During the six month period ended April 30, 1995, the Company completed the sale of certain operating assets of its subsidiary, American Corrosion Services, Inc. ("ACS"), a manufacturer and marketer of corrosion protection devices, to a wholly-owned subsidiary of Corrpro Companies, Inc. ("Corrpro"). The purchase price of $1,500,000 of cash and $3,386,890 of promissory notes was delivered to the Company on January 6, 1995 and is reflected in the consolidated statement of cash flows for the six months ended April 30, 1995.

On April 28, 1995, the Company sold the promissory notes, which were obtained in connection with the sale of ACS' assets, with recourse to a financial institution for total proceeds of $2,761,510. The difference between the proceeds received and the $2,920,294 principal balance of the notes is reported as other expense in the consolidated statement of income for the three and six months ended April 30, 1995.

Note 3 - Inventories

The major classes of inventories consist of the following (in thousands):

				    April 30,    October 31,
				      1996          1995
				    _________    __________
				   (Unaudited)

Fuel                                $  148        $  112
Supplies                               945         1,007
Work-in-process                        907           389
Finished goods                         349           683
				   __________    __________
				      $2,349      $2,191
				   ==========    ==========

Note 4 - Earnings (Loss) Per Share

Primary earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period.

Note 5 - Commitments and Contingencies

In the normal course of business the Company becomes involved as a defendant or plaintiff in various lawsuits. While the outcome of these lawsuits cannot be predicted with certainty, based upon the evaluation by the Company's legal counsel of the merits of pending or threatened litigation, the Company does not expect that the outcome of such litigation will have a material effect on the accompanying financial statements.

Although the Company's operations involve a higher degree of risk than found in some other service industries, management is of the opinion that it maintains insurance at levels generally at or above industry standards to insure itself against the normal risks of operations.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

   The following tables set forth, for the periods indicated, additional information on the operating results of the Company in its geographic and product markets:

				 Three Months Ended April 30, 1996
		    _________________________________________________________
					       Inland
					      and West
		     Gulf     International    Coast        Subsea
		  Services<F1>  Services<F2>  Services<F3> Products<F4>  Total
		  ____________ ______________ _____________ ___________ _______
Diving and
related revenues    $ 10,617      $ 2,292       $ 4,773      $ 1,497   $19,179

Diving and
related expenses     $ 7,335      $ 1,244       $ 3,370      $   736   $12,685

Gross profit         $ 3,282      $ 1,048       $ 1,403      $   761   $ 6,494

Gross profit
 percentage             30.9%        45.7%         29.4%        50.8%     33.9%



				 Three Months Ended April 30, 1995
		    _________________________________________________________
					       Inland
					      and West
		     Gulf     International    Coast        Subsea
		  Services<F1>  Services<F2>  Services<F3> Products<F4>  Total
		  ____________ ______________ _____________ ___________ _______


Diving and
related revenues       $7,785     $2,115         $1,267        $1,120   $12,287

Diving and
related expenses       $6,622     $1,229         $1,265         $ 703    $9,819

Gross profit           $1,163     $  886         $    2         $ 417    $2,468

Gross profit             14.9%      41.9%            --%         37.2%    20.0%
percentage


<F1> Includes diving and related services, pipelay/bury and
     derrick barge services provided by American Marine
     Construction, Inc. and environmental remediation and oil spill response services provided by American Pollution
     Control, Inc., all of which were performed in the Gulf of Mexico. The pipelay/bury barge was sold effective March 1, 1996.
<F2> Includes all diving and related services performed outside of the United States and its coastal waters except for Latin America, which is included in Inland and West Coast Services.
<F3> Includes diving and related services off the U.S. West
     Coast provided by American Pacific Marine, Inc. and diving and related services provided by American Inland Divers, Inc.
<F4> Includes manufacturing and marketing of Big Inch pipeline connectors and Tarpon marginal well production systems.



				 Six Months Ended April 30, 1996
		    _________________________________________________________
					       Inland
					      and West
		     Gulf     International    Coast        Subsea
		  Services<F1>  Services<F2>  Services<F3> Products<F4>  Total
		  ____________ ______________ _____________ ___________ _______

Diving and
related revenues     $23,717        $4,068        $10,997      $2,559   $41,341

Diving and
related expenses     $16,491        $2,166         $7,351      $1,304   $27,312

Gross profit          $7,226        $1,902         $3,646      $1,255   $14,029

Gross profit
 percentage             30.5%         46.8%          33.2%      49.0%    33.9%



				 Six Months Ended April 30, 1995
		    _________________________________________________________
					       Inland
					      and West
		     Gulf     International    Coast        Subsea
		  Services<F1>  Services<F2>  Services<F3> Products<F4>  Total
		  ____________ ______________ _____________ ___________ _______

Diving and
related revenues     $20,211       $4,308        $4,956       $2,450    $31,925

Diving and
related expenses     $14,971       $2,815        $4,222       $1,481    $23,489

Gross profit          $5,240       $1,493        $  734       $  969    $ 8,436

Gross profit
 percentage             25.9%        34.7%         14.8%        40.0%     26.4%


<F1> Includes diving and related services, pipelay/bury and
     derrick barge services provided by American Marine
     Construction, Inc. and environmental remediation and oil spill response services provided by American Pollution
     Control, Inc., all of which were performed in the Gulf of Mexico. The pipelay/bury barge was sold effective March 1, 1996.
<F2> Includes all diving and related services performed outside of the United States and its coastal waters except for Latin America, which is included in Inland and West Coast Services.
<F3> Includes diving and related services off the U.S. West
     Coast provided by American Pacific Marine, Inc. and diving and related services provided by American Inland Divers, Inc.
<F4> Includes manufacturing and marketing of Big Inch pipeline connectors and Tarpon marginal well production systems.


     The following discussion of the Company's financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

   In the second quarter of fiscal 1996, the Company continued
to   experience  significant  growth  in  its  operations  and
benefited from overall improved gross profit margins over that of the comparable quarter in the prior year. For the three months ended April 30, 1996, the Company recorded net income of $471,000 on revenue of $19.2 million, compared to a net loss of $2,126,000 on revenue of $12.3 million for the same period in fiscal 1995. The positive second quarter results were accomplished as a result of increased activity in the Inland and West Coast Services group; increased demand for Big Inch pipeline connectors and tie-ins; the addition of the jack-
up   derrick  barge,  the  "American  Intrepid",  which  began
operations in June 1995 and the Company's continued focus on cost control.

    The first six months of fiscal 1996 were just as positive for the Company as revenues increased to $41.3 million, a 29% increase, as compared to $31.9 million for the comparable period in the prior year. Several factors combined to produce a significant increase in revenues for the Company during the six month period ended April 30, 1996. First, the Inland and West Coast Services group experienced record activity levels with revenues increasing from $5.0 million in the first six months of fiscal 1995 to $11.0 million in the current six month period. Second, the "American Intrepid", the Company's jack-up derrick barge, earned revenues of $2.7 million in the current six month period but was not operating in the comparable six month period of fiscal 1995. Activity and revenue levels of the Company's other groups remained relatively stable from period to period.

    The Company also benefited from overall improved gross profit margins in the current six month period compared to the prior six month period. Significant gross profit improvements were experienced (i) in the Inland and West Coast Services market as a result of higher utilization of the group's dive crews, (ii) in the International Services market as a result of utilization of the Company's diving support vessel "American Pride" instead of a third party vessel, (iii) in the Gulf Services group as a result of not having the second quarter operating losses associated with its pipelay/bury barge, the "American Enterprise" which was sold on March 1, 1996 and (iv) on a company-wide basis, as a result of the Company's focused cost-cutting efforts. As a result of these positive revenue and gross profit factors, the Company recorded net income of $1,180,000 for the six months ended April 30, 1996 compared to net loss of $1,985,000 for the six months ended April 30, 1995.

    With  the  expansion  of  the  Company's  operations,  the
Company's  gross  profit  margins  will  generally  vary  from reporting period to reporting period depending in large part on the location and the type of work being performed, the mix of the marine services being performed, the season of the year and the job conditions encountered. Also, weather conditions in the Gulf of Mexico and in certain of the Company's inland markets, particularly the winter conditions that are generally present from January through April, substantially reduce the work that could otherwise be performed by the Company's dive crews and limit the utilization of the Company's diving support vessels in the Gulf of Mexico. Although the winter weather conditions present in the Gulf of Mexico did not significantly impact the Company's fiscal 1996 first quarter revenues, fiscal 1996 second quarter revenues were negatively affected by adverse Gulf of Mexico weather conditions in March and April. For example, the Company averaged 57 dive crews per day and 47% vessel utilization in the Gulf of Mexico in the first quarter of fiscal 1996 compared to 41 dive crews per day and 43% vessel utilization in the second quarter. Despite the adverse impact of the weather in the second quarter of fiscal 1996, the Gulf Services group did sustain profitable results of operations for the period compared to an operating loss in the comparable period of fiscal 1995. The Company expects winter weather patterns and other adverse weather conditions to continue to have an adverse effect on the Company's diving operations, both in the Gulf of Mexico and elsewhere.

    On March 1, 1996, the Company sold the American Enterprise for total proceeds of $5,400,000 resulting in a non-recurring gain in the second quarter of fiscal 1996.

    During  the  second quarter of fiscal  1996,  the  Company
acquired   four  dive  support  vessels  and  certain   diving
equipment to be used in its Gulf of Mexico diving operations.

  Three Months Ended April 30, 1996 Compared to Three Months
		     Ended April 30, 1995

      Total revenues. Compared to the second quarter of 1995, the Company's consolidated revenues increased 56%, from $12.3 million in the second quarter of 1995 to $19.2 million in the current quarter. Of the $6.9 million increase, (i) approximately $3.5 million was attributable to increased diving activity in the Inland and West Coast Services markets;
(ii) approximately $1.7 million was attributable to the operations of the American Intrepid, the Company's new jack-up derrick barge; and (iii) approximately $1.5 million was attributable to increased diving activity in the Gulf of Mexico.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 4%, or $174,000 to $4.6 million during the second quarter of 1996 compared to $4.4 million for the second quarter of 1995. Approximately $200,000 of the increase was attributable to supporting the activities of the operations and sales office in Dubai, UAE for the three months ended April 30, 1996. This office did not have full operations in the second quarter of 1995. This $200,000 increase was offset by decreases in certain selling, general and administrative expenses as a result of the Company's focused cost-cutting efforts and by increases in other selling, general and administrative expenses as a result of supporting the Company's expanded activity levels. Although there was an overall increase in the level of selling, general and administrative expenses during the second quarter of fiscal 1996, selling, general and administrative expenses, as a percentage of revenues, decreased to 24% compared to 36% for the second quarter in fiscal 1995.

    Depreciation and amortization. Compared to the three months ended April 30, 1995, depreciation and amortization increased $141,000, or 12%, to $1,337,000 in the second quarter of fiscal 1996 compared to $1,197,000 in the second quarter of fiscal 1995. The increase was attributable to additions and improvements to the Company's operational and administrative assets primarily in the Gulf Services and International Services groups.

    Operating income (loss). During the three months ended April 30, 1996, operating income was $595,000 compared to operating loss of $3,117,000 for the comparable period in fiscal 1995. The positive change in operating income was due primarily to an overall increase in the Company's gross profit margin from $2.5 million, or 20.0%, in the second quarter of fiscal 1995 to $6.5 million, or 33.9%, in the second quarter of fiscal 1996.

    Other income/expense. During the current quarter, other income (net) of $231,000 was comprised of interest expense of $281,000, offset by a net gain on disposal of assets of $361,000 and other income of $151,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the American Enterprise offset by losses on the disposal of other fixed assets. This compares to other expense (net) of $243,000 in the comparable quarter of fiscal 1995, which was comprised of interest expense of $406,000, offset by other income of $89,000, interest income of $49,000 and a gain on the disposal of assets of $24,000. Interest expense decreased from fiscal 1995 to fiscal 1996 primarily as a result of the Company's reduced debt levels in the second quarter of fiscal 1996 compared to the comparable period of fiscal 1995.

   Net income (loss). As a result of the conditions discussed above, the Company recorded net income of $471,000, or $.07 per share, in the three months ended April 30, 1996 compared to net loss of $2,126,000, or ($.32) per share, in the comparable period of the prior fiscal year.

    Six  Months  Ended April 30, 1996 Compared to  Six  Months
Ended April 30, 1995

     Total revenues. The Company's consolidated revenues increased 29%, from $31.9 million for the six months ended April 30, 1995 to $41.3 million in the current period. Of the $9.4 million increase, (i) approximately $6.0 million was attributable to increased activity in the Inland and West Coast diving markets, (ii) approximately $2.7 million was attributable to the operations of the American Intrepid, the Company's jack-up derrick barge, and (iii) approximately $1.3 million was attributable to increased diving activity in the Gulf of Mexico.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 6%, or $557,000, to $9.3 million during the six months ended April 30, 1996 compared to $8.8 million for the six months ended April 30, 1995. Approximately $400,000, or 71%, of the increase was attributable to supporting the activities of the operations and sales office in Dubai, UAE for the full first six months of 1996. This office did not have full operations in the first six months of 1995. An additional $125,000 of the increase was attributable to severance paid in connection with personnel layoffs during the first quarter of fiscal 1996. The balance of the increase was attributable to supporting and expanding the Company's activity levels which increased over that of the first six months of the prior year. Although there was an overall increase in the level of selling, general and administrative expenses during the six months ended April 30, 1996, selling, general and administrative expenses as a percentage of revenues decreased from 27.5% for the six months ended April 30, 1995 to 22.6% in the comparable period of 1996.

      Depreciation and amortization. Compared to the six months ended April 30, 1995, depreciation and amortization increased $282,000, or 12%, to $2.7 million for the six months ended April 30, 1996. The increase was attributable to additions and improvements to the Company's operational and administrative assets primarily in the Gulf Services and International Services groups.

   Operating income (loss). During the six months ended April 30, 1996, operating income was $2.0 million compared to operating loss of $2.7 million for the comparable period in fiscal 1995. The positive change in operating income of 174% was due primarily to an overall increase in the Company's gross profit margin from $8.4 million, or 26.4%, in the first six months of 1995 to $14.0 million, or 33.9%, in the first six months of fiscal 1996.

    Other income/expense. During the first six months of fiscal 1996, other expense (net) of $15,000 was comprised of interest expense of $607,000, which was offset by a net gain on disposal of assets of $412,000 and other income of $180,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the American Enterprise offset by losses on the disposal of other fixed assets. This compares to other expense (net) of $435,000 in the comparable period of fiscal 1995, which was comprised of interest expense of $698,000, offset by other income of $134,000, interest income of $99,000 and a gain on the disposal of assets of $30,000. Interest expense decreased from fiscal 1995 to fiscal 1996 primarily as a result of the Company's reduced debt levels in early fiscal 1996.

   Net income (loss). As a result of the conditions discussed above, the Company recorded net income of $1,180,000, or $.18 per share, in the six months ended April 30, 1996 compared to net loss of $1,985,000, or ($.30) per share, in the comparable period of the prior fiscal year.

Liquidity and Capital Resources

    The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, its facilities and to its DSVs and diving and related equipment. The Company also incurs expenses for mobilization and project execution on an ongoing basis throughout the course of its contracts, while collections from customers typically do not occur until approximately ninety days after invoicing. The Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt, as was the case in the second quarter of 1996.

    The Company has a bank line of credit in the principal amount of $15 million against which no amount was drawn at April 30, 1996. Also at April 30, 1996, the Company has a long-term note payable with a bank in the amount of $10.5 million at a fixed interest rate of 7.9%.

    The Company believes that cash flows from operations and borrowings available under its bank credit facility will provide sufficient funds for the next twelve to eighteen months to meet its working capital and capital expenditure requirements and to fund any further expansion into new geographic markets or development of new product lines.

    Net cash provided by operations was $6.3 million for the six months ended April 30, 1996 compared to $1.6 million in the comparable prior year period. Cash flows from operating activities are primarily cash received from customers and cash paid to employees and suppliers. During the six months ended April 30, 1996, cash received from customers was $51.9 million and cash paid to employees and suppliers was $45.0 million. During the six months ended April 30, 1995, cash received from customers was $37.5 million and cash paid to employees and suppliers was $35.4 million. The factors affecting amounts and timing of cash flows from operating activities are the same as those affecting results of operations discussed above.

    Investing activities resulted in net cash outflows during both six month periods. In the most recent six month period, net cash used by investing activities was approximately $2.5 million which consisted of $9.0 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations. This amount was funded primarily by proceeds of $5.7 million received from the sale of certain operating assets including the American Enterprise and the receipt of $535,000 of proceeds from an insurance claim. In the prior six month period, net cash used by investing activities was approximately $1.1 million which consisted of $5.5 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations. This amount was funded primarily by proceeds of $1,500,000 received from the sale of the operating assets of its subsidiary, American Corrosion Services, Inc. ("ACS"), the receipt of $467,000 of payments on notes receivable acquired in connection with the sale of ACS' assets and the receipt of proceeds of $2.8 million from the sale of those notes receivable to a financial institution.

    Cash flows used by financing activities of $3,785,000 in the six months ended April 30, 1996 were primarily attributable to payments of short-term and long-term debt totalling $14.4 million funded by proceeds from long-term borrowings of $10.5 million and proceeds from the issuance of common stock upon exercise of stock options totalling $136,000. In the comparable period of fiscal 1995, cash used by financing activities of approximately $1,436,000 was primarily attributable to payments of short-term and long-term debt totalling $3.4 million, offset by proceeds from long-term borrowings of $2.0 million.

Cautionary Statement Concerning Forward-Looking Information

    Statements made in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact, are forward-looking statements and are subject to factors that could cause actual results to differ materially from the results predicted in those statements. Such factors include, among others, the following:

    Cyclical Demand; Dependence on Oil and Gas Industry. The demand for the Company's diving services is cyclical. It depends on the condition of the oil and gas industry and on the expenditures of oil and gas companies for activities related to production and exploration. These expenditure are influenced by, among other things, oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and exploration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves and offshore areas, local and international political, regulatory and economic conditions and the ability of oil and gas companies to generate capital.

   Competition. The Company's business is highly competitive. Although some consolidation has occurred in the Gulf of Mexico diving services industry in recent years, the remaining companies aggressively compete for available diving projects. While the Company believes that customers continue to consider the availability and capabilities of equipment and the reputation and experience of the diving service supplier, price has become increasingly the primary determinant of customer selection.

    While the Company competes primarily with a limited number of substantial competitors in the Gulf of Mexico (primarily Oceaneering International, Inc. and Cal-Dive International, Inc.), it also competes with in-house diving divisions of offshore construction companies (primarily Global Industries, Ltd., Subsea International, Inc. and J. Ray McDermott S.A.; J. Ray McDermott, S.A. has recently announced the proposed sale of its diving assets to Cal-Dive International, Inc.).

   Contract Bidding Risks. Approximately 30% of the Company's total revenues in fiscal 1995 were derived from contracts performed on a fixed-price basis (turnkey contracts) and this percentage is expected to increase in the future. Fixed-price contracts are inherently risky because of the possibility of underbidding and the Company's assumption of substantially all of the project's operational risks. The revenue, cost and gross profit realized on such contracts often vary from the estimated amounts for various reasons including, among others, changes in weather and other job conditions and variation in labor and equipment productivity (such as equipment failure) from original estimates. These variations and the risks inherent in the diving and the inland marine construction industry can result in reduced profitability or losses on fixed-price contracts. Moreover, when demand for the Company's diving services decreases, the percentage of fixed-price contracts may increase. Accordingly, the normal negative effects on the Company's operations resulting from decreased demand can be exacerbated by an increased percentage of fixed-price contracts.

   Effect of Adverse Weather Conditions. The Company's diving services _ both offshore and inland _ are often curtailed when adverse weather conditions are present or anticipated. During such periods of curtailed activity, the Company continues to incur operating expenses, but revenues from operations are delayed or reduced. Weather conditions during the winter months are generally adverse and substantially curtail the Company's diving activities in the Gulf of Mexico and, to a lesser but nevertheless substantial extent, in the inland waters of the United States. Winter conditions typically begin in December and continue until April, although in some years, can begin as early as late September and continue through early May. Although adverse weather is more typical during the winter months, operations can be curtailed by weather conditions at any time, as has happened, for example, during extended periods when hurricanes and tropical depressions are present or expected in the Gulf of Mexico.

     International Operations. The international diving activities of the Company, which started in West Africa in 1992, have continued to expand and play an increasingly important role in Company operations. The Company's international operations are subject to additional risks, including the Company's relative inexperience in new international markets, financial and political instability, civil unrest, asset seizures or nationalization, currency restrictions, fluctuations and revaluations, import-export restrictions, and tax and other regulatory requirements.

    Operating Risks. The Company's operations involve a high degree of operational risk, particularly of personal injuries, fines and costs imposed by government agencies, product liability and warranty claims, and third-party consequential damage claims. The Company's diving and vessel operations involve numerous hazards to divers, vessel crew members and equipment, and result in a greater incidence of employee injury and death and equipment loss and damage than occurs in many other service industries. Virtually all employees engaged in the Company's offshore diving operations are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which operate to exempt these employees from limits of liability established under worker's compensation laws and, instead, permit them or their representatives to maintain actions against the Company for damages or job related injuries, with no limitations on the Company's potential liability. The Company's ownership and operation of vessels give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both Company and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. The Company's manufacturing operations with respect to Big Inch Marine Systems (subsea pipeline connector products) and Tarpon Systems, Inc. (a cable-guyed, single caisson marginal well production system), involve significant risks, particularly product liability and warranty claims and installation risks. Company-manufactured products installed in the past, as well as those to be installed in the future, could give rise to such claims.

    Limitation of Insurance Coverage. While the Company maintains insurance that it believes is in accordance with general industry standards against the normal risks of its operations, such insurance is subject to various exclusions and there can be no assurance that the Company's insurance policies will be sufficient or effective under all circumstances or against all liabilities to which the Company may be subject. Liabilities to customers and third parties for claimed defects in products or damages caused by defective products manufactured by the Company may be significant and are not generally insured to the extent that they are in the nature of warranty claims or other claims based on breach of contract. A successful claim for which the Company is not insured could have a material adverse effect on the Company and its financial condition. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable or that all types of coverage will be available.

   Regulatory and Environmental Matters. The Company's diving service vessels and operations are subject to various types of governmental regulation, which are becoming increasingly complex and stringent. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, the Company's operations are affected by laws and regulations, as well as changing taxes and policies, relating to the oil and gas industry generally. Significant fines and penalties may be imposed for non-compliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person.

    The Company assumes no obligation to update the forward-looking statements made in this report or in the oral statements made from time to time by its management.

		  PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibit  10.15  -  Second  Amended  and  Restated   Loan
       Agreement, dated April 3, 1996, among American Oilfield
       Divers,  Inc.,  certain of its subsidiaries  and  First
       National Bank of Commerce.

   (b) The Company filed a Current Report on Form 8-K, dated March 1, 1996, with respect to its earnings release for the three months ended January 31, 1996 and a Current Report on Form 8-K, dated April 24, 1996, with respect to its press release announcing the acquisition of certain operating assets.

   (c) Exhibit 27 - Financial Data Schedule.

			  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




			AMERICAN OILFIELD  DIVERS, INC.


Date: June 12, 1996     /s/ Cathy M. Green
			_______________________________
			    Cathy M. Green
			    Vice  President - Finance,
			    Chief Financial Officer
			    (Principal Financial and
			     Accounting Officer)