Form 10-Q
period 1995-12-31
AMERICAN OILFIELD DIVERS INC
filed 1996-08-12
CIK 906520

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   ________________________


                           FORM 10-Q

 (  )  Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

  (x)  Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
  For the transition period from November 1, 1995 to December 31, 1995
                   ________________________

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

At August 12, 1996 there were 6,805,182 shares of common stock, no par value, outstanding.

               AMERICAN OILFIELD DIVERS, INC.

                            INDEX




Part I.   Financial Information                          Page

          Item 1. Financial Statements

          Consolidated Balance Sheets -

           December 31, 1995 and October 31, 1995             1

          Consolidated Statements of Income -

            Two Months Ended December 31, 1995 and 1994       2

          Consolidated Statements of Changes in
            Stockholders' Equity -

           Two Months Ended December 31, 1995 and 1994        3

          Consolidated Statements of Cash Flows -

           Two Months Ended December 31, 1995 and 1994        4

          Notes to Consolidated Financial Statements          5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results
                   of Operations                              7

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K          10

          Signatures                                         11

                 PART I.  FINANCIAL INFORMATION

Item 1.                   Financial Statements.

                 American Oilfield Divers, Inc.
                   Consolidated Balance Sheets
                         (in thousands)

                                  December 31,1995    October 31, 1995
                                  _________________   _________________
                                      (unaudited)
ASSETS
_______

Current assets:
  Cash and cash equivalents           $   788              $ 1,174
  Accounts receivable, net of
    allowance for doubtful             13,014               23,870
    accounts of $380 and $300
  Unbilled revenue                     13,683                7,080
  Other receivables                     2,025                1,415
  Current deferred tax asset            1,700                1,700
  Inventories                           2,261                2,191
  Prepaid expenses                      1,380                1,935
                                     _________             ________
    Total current assets               34,851               39,365

Property, plant and equipment, net
 of accumulated depreciation of
  $18,053 and $17,228                  25,550               26,079


Deferred tax asset                         57                  477
Other assets                            3,463                3,487
                                     _________             ________
                                      $63,921              $69,408
                                     =========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
______________________________________

Current liabilities:
  Accounts payable                    $ 3,506              $ 5,806
  Other liabilities                     6,197               10,192
  Borrowings under line of
    credit agreement                    7,875                7,300
  Current portion of long-term debt     1,375                2,000
                                     _________             _________
    Total current liabilities          18,953               25,298

Long-term debt, less current portion    5,413                5,121
                                     _________             _________
    Total liabilities                  24,366               30,419


Stockholders' equity:
  Common stock, no par value            1,360                1,360
  Other stockholders' equity           38,195               37,629
                                     __________            _________
    Total stockholders' equity         39,555               38,989
                                     __________            _________
                                      $63,921              $69,408
                                     ==========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                 American Oilfield Divers, Inc.
                Consolidated Statements of Income
              (in thousands, except per share data)



                                          Two Months Ended
                                             December 31,
                                         ___________________

(unaudited)                              1995          1994
                                         _____         _____

Diving and related revenues             $15,486        $15,259
                                       ________       ________
Costs and expenses:
 Diving and related expenses            10,346         10,359
 Selling, general and administrative
  expenses                               3,055          2,873
 Depreciation and amortization             889            799
                                       ________       ________
  Total costs and expenses              14,290         14,031
                                       ________       ________
Operating income                         1,196          1,228

Other expense, net                        (202)          (137)
                                       _________      ________
Income before income taxes                 994          1,091

Income tax provision                       420            480
                                       __________      ________
Net income                               $ 574           $611
                                       ==========      =========
Net income per share                     $ .09           $.09
                                       ==========      =========
Weighted average common shares
  outstanding                            6,709          6,709
                                       ==========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                 American Oilfield Divers, Inc.
   Consolidated Statements of Changes in Stockholders' Equity
                (in thousands, except share data)

                                                    Foreign   (Accumulated
                       Common Stock    Additional   Currency     Deficit
                      _______________   Paid-in   Translation   Retained
(unaudited)           Shares  Amount    Capital    Adjustment   Earnings   Total
                      _______ _______   ________   ___________  ________  _______

Balance at
 October 31, 1994    6,709,497  $1,360   $40,837       $(115)   $ (2,755) $39,327

Net effects of
translation of foreign
 currency                                                (13)                 (13)
Net income                                                           611      611
                    __________ ________ __________    _________ __________ _______

Balance at
 December 31, 1994  6,709,497  $1,360   $40,837        $(128)   $(2,144)  $39,925





Balance at
  October 31, 1995  6,709,497  $1,360   $40,837        $(124)   $(3,084)   $38,989

Net effects of
translation of foreign
 currency                                                 (8)                  (8)
Net income                                                          574        574
                    __________ ________ _________    _________ _________ __________
Balance at
 December 31, 1995  6,709,497  $1,360   $40,837         $(132)  $(2,510)   $39,555
                    ========== ======== ==========   ========= ========= ==========

The accompanying notes are an integral part of these consolidated financial statements.
                 American Oilfield Divers, Inc.
              Consolidated Statements of Cash Flows
                         (in thousands)


                                        Two Months Ended
                                           December 31
                                       _________________
                                       1995         1994
(unaudited)                            _____       ______

Net cash flows from operating
activities:
  Net income                           $ 574         $611
  Non-cash items included in net
   income:
Depreciation and amortization            889          799
Gain on disposition of assets             (5)          --
Other                                 (1,755)      (2,338)
                                      ________     ________
    Net cash used by operating
      activities                        (297)        (928)
Cash flows from investing
activities:
  Capital expenditures                  (322)        (315)
  Proceeds from sale of assets            35           --
  Other                                  (44)         (37)
                                      _________    _________
    Net cash used by investing
     activities                         (331)         (352)

Cash flows from financing
activities:
  Repayments of long term-debt          (333)         (401)
  Net borrowings under line-of-
   credit agreement                      575           950
                                      __________   _________
 Net cash provided by financing
   activities                            242           549
                                      __________   _________
Net decrease in cash                    (386)         (731)

Cash and cash equivalents at
 beginning of period                   1,174         1,226
                                      __________   __________
Cash and cash equivalents at end of
 period                               $  788        $  495
                                      ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 American Oilfield Divers, Inc.
           Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Principles

The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company provides undersea construction, installation, and repair and maintenance services to the offshore oil and gas industry, primarily in the United States Gulf of Mexico, the U.S. West Coast and select international areas, and to inland industrial and governmental customers. In addition, the Company (i) manufactures and markets subsea pipeline connectors and a patented marginal well production system to the domestic and international oilfield industry; (ii) operates one jack-up derrick barge with a 220 ton Manitowoc crane known as the "American Intrepid" in the U.S. Gulf of Mexico; and (iii) provides environmental remediation and oil spill response services to the oil and gas industry and certain other commercial and governmental customers. Subsequent to December 31, 1995, the company sold the American Enterprise, its pipelay/bury barge. The sale, including disposal costs, resulted in a gain in March 1996. All material intercompany transactions and balances have been eliminated in consolidation.

On June 26, 1996, the Company's Board of Directors resolved to change the Company's fiscal year-end from October 31 to December 31 in order to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry. Accordingly, the accompanying financial statements include the results of the Company's operations for the two months ended December 31, 1995 and December 31, 1994. These unaudited financial statements at December 31, 1995 and for the two months ended December 31, 1995 and 1994 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of October 31, 1995, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K, for the fiscal year ended October 31, 1995. These transition period financial statements should be read in conjunction with the audited 1995 financial statements.


Operating results for interim periods are not necessarily indicative of the results that can be expected for full fiscal years. The offshore oilfield services industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas industry. Utilization of the Company's dive crews and diving support vessels ("DSV") and therefore the related scope and extent of the Company's offshore diving operations are limited by winter weather conditions generally prevailing in the Gulf of Mexico and in certain of the Company's inland markets from December to April. Although adverse weather conditions occurring from time to time from May through November may also adversely affect vessel utilization and diving operations, historically, a substantial portion of the Company's diving services have been performed during the period from May through November. The Company expects a higher concentration of its total revenues and net income to occur in the third (July through September) and fourth (October through December) quarters of its fiscal year compared to the first (January through March) and second (April through June) quarters.

As a result of the change in fiscal year end, the Company is now required to implement Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for the fiscal year ended December 31, 1996. The Company is currently evaluating the impact of adoption of this Standard which will be recorded effective January 1, 1996 and will be reflected in the Company's results of operations for the six month period ended June 30, 1996 reported in form 10-Q on or before August 14, 1996.

Note 2 - Inventories

The major classes of inventories consist of the following (in thousands):

                                     December 31,   October 31,
                                        1995          1995
                                        _____        _____
                                     (Unaudited)

Fuel                                  $   101       $   112
Supplies                                1,026         1,007
Work-in-                                  444           389
process
Finished goods                            690           683
                                       _______       ______
                                       $2,261        $2,191
                                       =======       ======

Note 3 - Earnings Per Share

Primary earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period.

Note 4 - Commitments and Contingencies

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


        The following discussion of the Company's financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Transition Report on Form 10-Q.

Results of Operations

   On June 26, 1996, the Company's Board of Directors resolved to change the Company's fiscal year-end from October 31 to December 31 in order to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry. Accordingly the following tables set forth additional information on the operating results of the Company in its geographic and product markets for the two month transition period ended December 31, 1995 as compared to the comparable period in the prior year:


                                                      Two Months ended December 31, 1995
                                                 ______________________________________________

                                               International  Inland and West       Subsea
                             Gulf Serivces<F1>  Services<F2>  Coast Services<F3>   Products<4>     Total
                             _________________ ______________ __________________  ______________ __________
Diving and related revenues      $  9,929           $ 924         $ 3,909              $ 724      $ 15,486

Diving and related expenses      $  6,888           $ 595         $ 2,488              $  375     $ 10,346

Gross profit                     $  3,041           $ 329         $ 1,421              $  349     $  5,140

Gross profit percentage              30.6%           35.6%           36.4%               48.2%        33.2%


                                                      Two Months ended December 31, 1994
                                                 ______________________________________________

                                               International  Inland and West       Subsea
                             Gulf Serivces<F1>  Services<F2>  Coast Services<F3>   Products<4>     Total
                             _________________ ______________ __________________  ______________ __________

Diving and related revenues      $ 9,463            $ 1,350       $ 3,268              $1,178     $15,259

Diving and related expenses      $ 6,087            $ 1,077       $ 2,528              $  667     $10,359

Gross profit                     $ 3,376            $   273       $   740              $  511     $ 4,900

Gross profit percentage             35.7%              20.2%         22.6%               43.4%       32.1%

<F1> Includes diving and related services, pipelay/bury and
     derrick barge services provided by American Marine
     Construction, Inc. and environmental remediation and oil spill response services provided by American Pollution
     Control, Inc., all of which were performed in the Gulf of Mexico. The pipelay/bury barge was sold effective March 1,1996.
<F2> Includes all diving and related services performed outside of the United States and its coastal waters except for Latin America, which is included in Inland and West Coast Services.
<F3> Includes diving and related services off the U.S. West Coast provided by American Pacific Marine, Inc. and diving and related services provided by American Inland Divers, Inc.
<F4> Includes manufacturing and marketing of Big Inch pipeline connectors and Tarpon marginal well production systems.

    The Company's consolidated results of operations for the two months ended December 31, 1995 were comparable to the results of operations in the two month period ended December 31, 1994. Although there was a slight revenue increase from $15.3 million to $15.5 million, and gross profit percentages improved slightly from 32.1% to 33.2%, these improvements in operations were offset by slight increases in both selling, general and administrative expenses, and depreciation and amortization. As a result, the Company recorded net income of $574,000 in the two month period of 1995 compared to $611,000 in the two month period of 1994, or $.09 per share in both periods.

    The Company's results of operations will generally vary from reporting period to reporting period depending in large part on the location and the type of work being performed, the mix of the marine services being performed, the season of the year and the job conditions encountered. Also, weather conditions in the Gulf of Mexico and in certain of the Company's inland markets, particularly the winter conditions that are generally present from December through April, substantially reduce the work that could otherwise be performed by the Company's dive crews and limit the utilization of the Company's diving support vessels in the Gulf of Mexico. The Company expects winter weather patterns and other adverse weather conditions to continue to have an adverse effect on the Company's diving operations, both in the Gulf of Mexico and elsewhere.

 Two Months Ended December 31, 1995 Compared to Two Months Ended
                        December 31, 1994

       Total revenues. The Company's consolidated revenues increased 1%, or $227,000, from $15.3 million in the two months ended December 31, 1994 to $15.5 million in the two months ended December 31, 1995. The $227,000 increase in revenues was comprised of (i) an increase of approximately $640,000 attributable to increased diving activity in the Inland and West Coast Services markets; (ii) an increase of approximately $1.0 million attributable to the operations of the American Intrepid, the Company's new jack-up derrick barge; (iii) a decrease of $393,000 attributable to the operations of the American Enterprise, the Company's pipelay/bury barge; (iv) a decrease of $426,000 attributable to International diving activity and (v) a decrease of $454,000 attributable to decreased subsea products sales.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 6%, or $182,000 to $3.1 million during the two months ended December 31, 1995 compared to $2.9 million for the two months ended December 31, 1994. This increase was primarily due to a $127,000 increase in expenses attributable to supporting the activities of the operations and sales office in Dubai, UAE for the two months ended December 31, 1995. This office did not have full operations in the same period of 1994. Although there was an overall increase in the level of selling, general and administrative expenses during the two months ended December 31, 1995, selling, general and administrative expenses, as a percentage of revenues, increased less than 1% to 19.7% compared to 18.8% for the comparable period in the prior year.

    Depreciation and amortization. Depreciation and amortization increased $90,000, or 11%, to $889,000 in the two months ended December 31, 1995 compared to $799,000 in the two months ended
December 31, 1994. The increase was attributable to additions and improvements to the Company's operational and administrative assets primarily in the Gulf Services and International Services groups.

    Operating income. During the two months ended December 31, 1995, operating income was $1,196,000 compared to operating income of $1,228,000 for the comparable period in the prior year. The slight decrease was due to an increase in selling, general and administrative expenses and depreciation and amortization expenses for the two months ended December 31, 1995.

    Other income/expense. During the current reporting period, other expense (net) of $202,000 was comprised of interest expense of $220,000, offset by miscellaneous other income items totaling $18,000. This compares to other expense (net) of $137,000 in the comparable two month period ended December 31, 1994, which was comprised of interest expense of $182,000, offset by miscellaneous other income items of $45,000.

    Net income. As a result of the conditions discussed above, the Company recorded net income of $574,000, or $.09 per share, in the two months ended December 31, 1995, compared to net income of $611,000, or $.09 per share, in the comparable period of the previous year.

Liquidity and Capital Resources

    The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, its facilities and to its DSVs and diving and related equipment. The Company also incurs expenses for mobilization and project execution on an ongoing basis throughout the course of its contracts, while collections from customers typically do not occur until approximately ninety days after invoicing. The Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt. In the two months ended December 31, 1995, the Company supported these expenditures using internally generated funds and borrowings under the line of credit agreement.

    The Company has a bank line of credit in the principal amount of $15 million against which $7,875,000 was drawn at December 31, 1995. Also at December 31, 1995, the Company had four long-term notes payable with a bank totaling $6.8 million at December 31, 1995 with interest rates ranging from 8.75% to 9.50% at December 31, 1995. Subsequent to December 31, 1995, in connection with the renewal of the Company's annual debt agreement, the Company consolidated the four notes payable and obtained additional term borrowings which resulted in one long-term note payable in the amount of $10.5 million at a fixed interest rate of 7.9%.

    The Company believes that cash flows from operations and borrowings available under its bank credit facility will provide sufficient funds for the next twelve to eighteen months to meet its working capital and capital expenditure requirements and to fund any further expansion into new geographic markets or development of new product lines.

    Net cash used by operations was $297,000 for the two months ended December 31, 1995 compared to $928,000 in the comparable prior year period. Cash flows from operating activities are primarily cash received from customers and cash paid to employees and suppliers. During the two months ended December 31, 1995, cash received from customers was $19.7 million and cash paid to employees and suppliers was $19.1 million. During the two months ended December 31, 1994, cash received from customers was $13.2 million and cash paid to employees and suppliers was $13.5 million. The factors affecting amounts and timing of cash flows from operating activities are the same as those affecting results of operations discussed above.

   Investing activities resulted in net cash outflows during both two month periods. In the most recent two month period, net cash used by investing activities was approximately $331,000 which primarily consisted of $322,000 expended for the acquisition of and improvements to operating assets to be used in the Company's operations. In the prior two month period, net cash used by investing activities was approximately $352,000 which primarily consisted of $315,000 expended for the acquisition of and improvements to operating assets to be used in the Company's operations.

   Cash flows provided by financing activities of $242,000 in the two months ended December 31, 1995 were primarily attributable to payments of long-term debt totaling $333,000 funded by proceeds from borrowings of $575,000 under the line of credit. In the comparable period of fiscal 1994, cash provided by financing activities of approximately $549,000 was primarily attributable to payments of long-term debt totaling $401,000, offset by proceeds from borrowings under the line of credit of $950,000.


                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Forms  8-K.

   (a)Exhibits.

      27     Financial Data Schedule.

      99.1 Press release issued by American Oilfield Divers, Inc. on August 6, 1996 with respect to the presentation of historical financial results for each quarter in the fiscal year ended December 31, 1995 (the new fiscal year end) and the first quarter ended March 31, 1996.

   (b)The  Company  filed  a Current Report on  Form  8-K,  dated
       July  16, 1996, with respect to its appointment of  Rodney
       W. Stanley  to the  newly created position of Senior Vice-
       President of International Operations.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   AMERICAN OILFIELD DIVERS, INC.


Date: August 12, 1996                  /s/ Cathy M. Green
                                     _________________________
                                          Cathy M. Green
                                     Vice President - Finance,
                                       Chief Financial Officer
                                     (Principal Financial and
                                         Accounting Officer)