Form 10-Q/A
period 1996-06-30
AMERICAN OILFIELD DIVERS INC
filed 1996-10-30
CIK 906520

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   ________________________


                           FORM 10-Q/A

 (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934
         for the quarterly period ended June 30, 1996

 ( )  Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934
    For the transition period from __________ to __________

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

   At August 14, 1996 there were 6,805,182 shares of common
               stock, no par value, outstanding.

Introductory Statement

        This Form 10-Q/A is being filed to correct a typographical error appearing in the Form 10-Q for the quarterly period ended June 30, 1996 (the "Form 10-Q") filed by Registrant on August 14, 1996. The error in question appeared in the Consolidated Statement of Cash Flows under Cash Flows for Financing Activities in the line item identified as "Net Payments under Line-of-Credit Agreement." That item for the six months ended June 30, 1996 was erroneously showns as $7,525; it should have been a negative $(7,525), as shown in this Form 10-Q/A. A corresponding change was made to the name of the line item so that it now reads "Net proceeds (payments) under the Line of Credit Agreement." A small number of other errors, all of which are non-substative and typographical, are also made in this Form 10-Q/A.

                PART I.  FINANCIAL INFORMATION

Item 1.              Financial Statements.

                American Oilfield Divers, Inc.
                  Consolidated Balance Sheets
                        (in thousands)
                                                June 30,      December 31,
                                                  1996            1995
                                              ____________   _____________
                                              (unaudited)     (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                    $    1,226     $      788
  Accounts receivable, net of
    allowance for doubtful accounts
    of $460 and $380                               18,777         13,014
  Unbilled revenue                                  7,618         13,683
  Other receivables                                 1,451          2,025
  Current deferred tax asset                          647          1,700
  Inventories                                       2,613          2,261
  Prepaid expenses                                  1,727          1,380
                                                _____________ _____________
    Total current assets                           34,059         34,851

Property, plant and equipment, net
 of accumulated depreciation of $20,057 and
 $18,053                                           27,649         25,550
Deferred tax asset                                    ---             57
Other assets                                        2,913          3,463
                                                _____________ _____________
                                                  $64,621        $63,921
                                                ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $ 3,852        $ 3,506
  Other liabilities                                 7,966          6,197
  Borrowings under line of credit agreement           350          7,875
Current portion of long-term debt                   1,375          1,375
                                                _____________ _____________
    Total current liabilities                      13,543         18,953

Long-term debt, less current portion                9,000          5,413
                                                _____________ _____________
    Total liabilities                              22,543         24,366


Stockholders' equity:
  Common stock, no par value                        1,368          1,360
  Other stockholders' equity                       40,710         38,195
                                                _____________ _____________
     Total stockholders' equity                    42,078         39,555
                                                _____________ _____________
                                                  $64,621        $63,921
                                                ============= =============

     The accompanying notes are an integral part of these consolidated financial statements.

                American Oilfield Divers, Inc.
               Consolidated Statements of Income
             (in thousands, except per share data)



                                 Three Months Ended  Six Months Ended
                                      June 30,           June 30,
                                ___________________ __________________
(unaudited)
                                    1996     1995     1996    1995
                                   _______ _______  ________ _______

Diving and related revenues        $26,829 $19,713  $46,057  $31,634
                                   _______ ________ ________ ________
Costs and expenses:
 Diving and related expenses        17,652  14,084   30,273   23,266
 Selling, general and
  administrative expenses            4,781   4,675    9,501    9,155
Depreciation and amortization        1,404   1,265    3,266    2,444
                                   _______ ________ ________ ________
  Total costs and expenses          23,837  20,024   43,040   34,865
                                   _______ ________ ________ ________
Operating income (loss)              2,992    (311)   3,017   (3,231)

Other income (expense), net            (7)    (457)     142     (604)
                                   _______ ________ ________ ________
Income (loss) before income taxes
 and minority interest              2,985     (768)   3,159   (3,835)

Income tax provision (benefit)      1,250     (330)   1,320   (1,580)
                                   _______ ________ ________ ________
Income (loss) before minority
 interest                           1,735     (438)   1,839   (2,255)

Minority interest in (earnings)
loss of subsidiary                     --      (47)     --       --
                                   _______ ________ ________ ________
Net income (loss)                  $1,735    $(485)  $1,839  $(2,255)
                                   ======= ======== ======== ========
Net income (loss) per share        $  .26    $(.07)  $  .27  $  (.34)
                                   ======= ======== ======== ========
Weighted average common share
 outstanding                        6,788    6,709    6,750    6,709
                                   =======  =======  =======  =======

     The accompanying notes are an integral part of these consolidated financial statements.

                American Oilfield Divers, Inc.
  Consolidated Statements of Changes in Stockholders' Equity
               (in thousands, except share data)


                                                                Foreign     (Accumulated
                                     Common Stock  Additional   Currency      Deficit)
                                    ______________   Paid-in   Translation    Retained
                                    Shares  Amount   Capital    Adjustment    Earnings    Total
                                    ______  ______  _________  ____________  ___________ ________
Balance at December 31, 1994      6,709,497  $1,360  $40,837       $(128)      $(2,144)   $39,925

Net effects of translation of
   foreign currency                                                   10                       10

Net loss                                                                        (2,255)    (2,255)
                                  __________ ______ _________    _________     _________  _________

Balance at June 30, 1995          6,709,497  $1,360  $40,837       $(118)      $(4,399)   $37,680
                                  ========== ====== ==========   ==========    ========== =========



Balance at December 31, 1995      6,709,497   $1,360 $40,837       $(132)      $(2,510)   $39,555

Adjustment to valuation of
 common stock issued in connection
 with an acquisition                                    (52)                                 (52)
Issuance of common stock             95,685        8    729                                  737
Net effects of translation of
 foreign currency                                                     (1)                     (1)
Net income                                                                       1,839     1,839
                                  ___________ ________ _________   __________   _________  _______

Balance at June 30, 1996           6,805,182  $1,368  $41,514       $(133)       $(671)   $42,078

     The accompanying notes are an integral part of these consolidated financial statements.

                American Oilfield Divers, Inc.
             Consolidated Statements of Cash Flows
                        (in thousands)


                                  Three Months Ended  Six Months Ended
                                      June 30,           June 30,
                                   _________________  ________________

                                    1996      1995      1996    1995
                                   ______    _______   _______ _______
(unaudited)

Net cash flows from operating
activities:
  Net income (loss)               $ 1,735   $(485)   $ 1,839   $(2,255)

Non-cash items included in
  net income (loss):
  Depreciation and amortization     1,404     1,265    3,266     2,444
  Minority interest in earnings
    of subsidiary                      --        47       --        --
  Net (gain) loss on disposition     (179)      139     (577)      120
    of assets
Other                                (383)   (6,122)   3,400    (1,669)
                                  _________ _________ ________  ________
 Net cash provided by
   operating activities             2,577    (5,156)   7,928     (1,360)


Cash flows from investing
activities:
  Capital expenditures             (7,935)   (1,833)  (10,221)   (5,965)
  Proceeds from sale of assets        207        10     5,669     1,551
  Proceeds from insurance claim        --     1,565       535     1,565
  Receipt of payments on notes
   receivable                          --       249        --       467
  Proceeds from sale of notes
   receivable                          --     2,762        --     2,762
  Other                              (660)     (466)      329       (50)
                                  _________ _________ ________  ________
    Net cash used by investing
     activities                    (8,388)    2,287    (3,688)      330

Cash flows from financing
activities:
  Issuance of common stock             --        --       136        --
  Proceeds from long-term
   borrowing                       10,500     2,000    10,500     2,000
  Repayments of long term-debt     (6,413)     (475)   (6,913)   (1,742)
  Net proceeds (payments) under
   line-of-credit agreement           350     1,445    (7,525)      630
                                  _________ _________ ________  ________
 Net cash provided by (used
  by) financing activities          4,437     2,970    (3,802)      888
                                  _________ _________ ________  ________
Net increase (decrease) in cash    (1,374)      101       438      (142)

Cash and cash equivalents at
 beginning of period                2,600       277       788       520
                                  _________ _________ ________  ________
Cash and cash equivalents at
 end of period                   $  1,226    $  378  $ 1,226   $   378
                                  ========= ========= ========  ========

     The accompanying notes are an integral part of these consolidated financial statements.

                American Oilfield Divers, Inc.
          Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Principles

The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and
majority-owned  subsidiaries  (the  "Company").   The  Company
provides undersea construction, installation, and repair and maintenance services to the offshore oil and gas industry, primarily in the United States Gulf of Mexico, the U.S. West Coast and select international areas, and to inland industrial and governmental customers. In addition, the Company (i) manufactures and markets subsea pipeline connectors and a patented marginal well production system to the domestic and international oilfield industry; (ii) operates the "American Intrepid," a jack-up derrick barge with a 220 ton Manitowoc crane, in the U.S. Gulf of Mexico; and (iii) provides environmental remediation and oil spill response services to the oil and gas industry and certain other commercial and governmental customers. Effective March 1, 1996, the Company sold its pipelay/bury barge, as the "American Enterprise", for proceeds of $5,400,000. The gain on the sale is included in other income in the consolidated statement of income for the six month period ended June 30,
1996.   All  material intercompany transactions  and  balances
have been eliminated in consolidation.

On June 26, 1996, the Company's Board of Directors resolved to change the Company's fiscal year-end from October 31 to December 31 to enable the Company to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry. As a result of the change in fiscal year end, this quarterly report on Form 10-Q includes results of operations as of and for the three and six months ended June 30, 1996 and 1995. These unaudited financial statements at June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of October 31, 1995, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K, for the fiscal year ended October 31, 1995. These unaudited second quarter financial statements should be read in conjunction with the audited 1995 financial statements and the transition report on Form 10-Q as of and for the two months ended December 31, 1995 and 1994.

During the six months ended June 30, 1996, the Company purchased certain diving equipment and four dive support vessels in several separate transactions for cash and shares of the Company's common stock.

Operating results for interim periods are not necessarily indicative of the results that can be expected for full fiscal years. The offshore oilfield services industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas industry. Utilization of the Company's dive crews and diving support vessels ("DSV") and therefore the related scope and extent of the Company's offshore diving operations are limited by winter weather conditions generally prevailing in the Gulf of Mexico and in certain of the Company's inland markets from
December   to  April.   Although  adverse  weather  conditions
occurring from time to time from May through November may also adversely affect vessel utilization and diving operations, historically, a dispropotionate amount of the Company's diving services have been performed during the period from May through November. The Company expects a higher concentration of its total revenues and net income to be earned during the third (July through September) and fourth (October through December) quarters of its fiscal year compared to the first (January through March) and second (April through June) quarters.

As a result of the change in fiscal year-end, the Company is required to implement Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) for the fiscal year ended December 31, 1996. This pronouncement requires a review for impairment whenever circumstances indicate that the carrying amount of long-lived assets, certain identifiable intangibles and goodwill may not be recoverable through future cash flows. In accordance with SFAS 121, the Company recognized a pre-tax charge of $500,000 ($290,000 after tax, or $.04 per share), effective January 1, 1996. The charge is included in depreciation and amortization in the consolidated statement of income for the six months ended June 30, 1996.

Management has not made a final determination as to the election of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and therefore no impact of its implementation is reflected in these financial statements.

Note 2 - Discontinued Operation

During the six month period ended June 30, 1995, the Company completed the sale of certain operating assets of its subsidiary, American Corrosion Services, Inc. ("ACS"), a manufacturer and marketer of corrosion protection devices, to a wholly-owned subsidiary of Corrpro Companies, Inc. ("Corrpro"). The purchase price of $1,500,000 of cash and $3,386,890 of promissory notes was delivered to the Company on January 6, 1995 and is reflected in the consolidated statement of cash flows for the six months ended June 30, 1995.

On April 28, 1995, the Company sold the promissory notes, which were obtained in connection with the sale of ACS' assets, with recourse to a financial institution for total proceeds of $2,761,510. The difference between the proceeds received and the $2,920,294 principal balance of the notes is reported as other expense in the consolidated statement of income for the three and six months ended June 30, 1995.

Note 3 - Inventories

The major classes of inventories consist of the following (in thousands):

                                      June 30,   December 31,
                                       1996          1995
                                      ________   ____________
                                    (Unaudited)   (Unaudited)

Fuel                                  $   87        $  101
Supplies                                 850         1,026
Work-in-                               1,676           444
process
Finished goods                           ---           690
                                      _______       ________
                                      $2,613        $2,261
                                      =======       ========

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

   The following tables set forth, for the periods indicated, additional information on the operating results of the Company in its geographic and product markets:


                                               Three Months Ended June 30, 1996
                              __________________________________________________________________________

                                               International  Inland and West      Subsea
(Unaudited)                   Gulf Services<F1> Services<F2>  Coast Services<F3>  Products<F4>   Total
                              ________________ ______________ _________________  _____________  ________
Diving and related revenues        $ 11,453       $ 3,132           $ 9,811         $ 2,433     $ 26,829

Diving and related expenses        $  7,772       $ 2,000           $ 6,526         $ 1,354     $ 17,652

Gross profit                       $  3,681       $ 1,132           $ 3,285         $ 1,079     $  9,177

Gross profit percentage                32.1%         36.1%             33.5%           44.3%        34.2%




                                               Three Months Ended June 30, 1995
                              __________________________________________________________________________

                                               International  Inland and West      Subsea
(Unaudited)                  Gulf Services<F1> Services<F2>  Coast Services<F3>  Products<F4>   Total
                              ________________ ______________ _________________  _____________  ________

Diving and related revenues        $  9,946       $ 4,424           $ 2,931         $ 2,412     $ 19,713

Diving and related expenses        $  7,953       $ 2,695           $ 2,293         $ 1,143     $ 14,084

Gross profit                       $  1,993       $ 1,729           $   638         $ 1,269     $  5,629

Gross profit percentage                20.0%         39.1%             21.8%           52.6%        28.6%

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


                                               Six Months Ended June 30, 1996
                              __________________________________________________________________________

                                               International  Inland and West      Subsea
(Unaudited)                  Gulf Services<F1> Services<F2>  Coast Services<F3>  Products<F4>   Total
                              ________________ ______________ _________________  _____________  ________
Diving and related revenues       $22,257           $5,432         $14,776          $ 3,592     $46,057

Diving and related expenses       $15,460           $3,022         $ 9,871          $ 1,920     $30,273

Gross profit                      $ 6,797           $2,410         $ 4,905          $ 1,672     $15,784

Gross profit percentage              30.5%            44.4%           33.2%            46.5%       34.3%


                                               Six Months Ended June 30, 1995
                              __________________________________________________________________________

                                               International  Inland and West      Subsea
(Unaudited)                  Gulf Services<F1> Services<F2>  Coast Services<F3>  Products<F4>   Total
                              ________________ ______________ _________________  _____________  ________

Diving and related revenues        $18,019          $6,357         $ 4,093          $ 3,165     $31,634

Diving and related expenses        $14,380          $3,748         $ 3,427          $ 1,711     $23,266

Gross profit                       $ 3,639          $2,609         $   666          $ 1,454     $ 8,368

Gross profit percentage               20.2%           41.0%           16.3%            45.9%       26.5%

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

Results of Operations

   As a result of the change in the Company's fiscal year end from October 31 to December 31, which was approved by the Company's Board of Directors on June 26, 1996, this quarterly report on Form 10-Q includes results of operations as of and for the three and six months ended June 30, 1996 and 1995.

    In the second quarter ended June 30, 1996, the Company experienced strong results of operations in spite of the fact that this period is not traditionally associated with uniformly high activity, particularly in the Gulf of Mexico. For the three months ended June 30, 1996, the Company recorded net income of $1.7 million on revenue of $26.8 million, compared to a net loss of $485,000 on revenue of $19.7 million for the same period in
fiscal  1995.   The  positive  second  quarter  results   were
accomplished as a result of (i) increased activity in the Inland and West Coast Services group primarily as a result of the Chevron platform abandonment project off the coast of Califonia; (ii) increased diving and vessel activity in the Gulf of Mexico attributable to a large number of projects involving pipeline maintenance and repair and increased demand for the Company's subsea pipeline connector products; (iii) the addition of the jack-up derrick barge, the "American Intrepid", which began operations in June 1995 and (iv) the Company's continued focus on cost control.

    The first six months of fiscal 1996 were just as positive for the Company as revenues increased to $46.1 million, a 46% increase, as compared to $31.6 million for the comparable period in the prior year. Several factors combined to produce a significant increase in revenues for the Company during the six month period ended June 30, 1996. First, the Inland and West Coast Services group experienced record activity levels with revenues increasing from $4.1 million in the first six months of fiscal 1995 to $15.0 million in the current six
month  period.   This is primarily due to the  activity  level
associated with the Chevron platform abandonment project off the coast of California discussed above and the Inland Group's increased market penetration. Second, Gulf of Mexico activity was significantly higher as a result of increased dive crew and vessel activity in the Gulf of Mexico and the operations of the American Intrepid. As a result of these positive revenue factors, increased gross profit margins and the lack of second quarter operating losses associated with the American Enterprise which was sold on March 1, 1996, the Company recorded net income of $1.8 million for the six months ended June 30, 1996 compared to net loss of $2.2 million for the six months ended June 30, 1995.

    The Company's results of operations will generally vary from reporting period to reporting period depending in large part on the location and type of work being performed, the mix of the marine services being performed, the season of the year and the job conditions encountered. Also, weather conditions in the Gulf of Mexico and in certain of the Company's inland markets, particularly the winter weather conditions that are generally present from December through April, substantially reduce the work that could otherwise be performed by the Company's dive crews and limit the utilization of the Company's support vessels in the Gulf of Mexico. The Company expects winter weather patterns and other adverse weather conditions to continue to have an adverse effect on the Company's diving operations, both in the Gulf of Mexico and elsewhere.

    On March 1, 1996, the Company sold the American Enterprise for $5,400,000 resulting in a non-recurring gain in the first quarter of fiscal 1996.

    During  the  second quarter of fiscal  1996,  the  Company
acquired   four  dive  support  vessels  and  certain   diving
equipment to be used in its Gulf of Mexico diving operations.

   Three Months Ended June 30, 1996 Compared to Three Months
                      Ended June 30, 1995

      Total revenues. Compared to the second quarter of 1995, the Company's consolidated revenues increased $7.1 million or 36%, from $19.7 million in the second quarter of 1995 to $26.8 million in the current quarter. Of the $7.1 million increase,
(i) approximately $6.9 million was attributable to increased diving activity in the Inland and West Coast Services markets, $6.6 million of which resulted from the Chevron platform abandonment project off the coast of California; (ii) approximately $1.3 million was attributable to the operations of the American Intrepid, the Company's jack-up derrick barge which was not operational for the entire fiscal 1995 second quarter; and (iii) approximately $1.8 million was attributable to increased diving and vessel activity in the Gulf of Mexico. These revenue increases were offset by certain revenue decreases including (i) approximately $1.7 million attributable to the American Enterprise, the Company's pipelay/bury barge that was sold on March 1, 1996, and (ii) approximately $1.3 million attributable to the operations of the International Services group.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 2%, or $106,000 to $4.8 million during the second quarter of 1996 compared to $4.7 million for the second quarter of 1995. The increase was primarily attributable to a $214,000 increase in the selling, general and administrative expenses of the International Service group as a result of supporting the activities of the operations and sales office in Dubai, UAE which did not have full operations for the entire second quarter of fiscal 1995. This increase was offset by an overall decrease in selling, general and administrative expenses of the Company's other groups as a result of ongoing focused cost-cutting efforts. Although there was an overall increase in the level of selling, general and administrative expenses during the second quarter of fiscal 1996, selling, general and administrative expenses, as a percentage of revenues, decreased to 18% compared to 24% for the second quarter in fiscal 1995.

      Depreciation and amortization. Depreciation and amortization increased $139,000, or 11%, to $1,404,000 in the second quarter of fiscal 1996 compared to $1,265,000 in the second quarter of fiscal 1995. The increase was attributable to additions and improvements to the Company's operational and administrative assets primarily in the Gulf Services and International Services groups, offset by a reduction in depreciation expense of the American Enterprise which was sold in March 1996.

    Operating income (loss). During the three months ended June 30, 1996, operating income was $3.0 million compared to an operating loss of $311,000 for the comparable period in fiscal 1995. The positive change in operating income was due primarily to an overall increase in the Company's gross profit margin from $5.6 million, or 28.6%, in the second quarter of fiscal 1995 to $9.2 million, or 34.2%, in the second quarter of fiscal 1996.

    Other income/expense. During the current quarter, other expense (net) of $7,000 was comprised of interest expense of $245,000, offset by a net gain on disposal of assets of $179,000 and other income of $60,000. This compares to other expense (net) of $457,000 in the comparable quarter of fiscal 1995, which was comprised of interest expense of $406,000 and a net loss on the disposal of assets of $139,000, offset by other income of $88,000. Interest expense decreased from fiscal 1995 to fiscal 1996 primarily as a result of the Company's reduced debt levels in the second quarter of fiscal 1996 compared to the comparable period of fiscal 1995.

   Net income (loss). As a result of the conditions discussed above, the Company recorded net income of $1.7 million, or $.26 per share, in the three months ended June 30, 1996 compared to net loss of $485,000, or ($.07) per share, in the comparable period of the prior fiscal year.

   Six Months Ended June 30, 1996 Compared to Six Months Ended
June 30, 1995

      Total revenues. The Company's consolidated revenues increased 46%, from $31.6 million for the six months ended June 30, 1995 to $46.1 million in the current period. Of the $14.5 million increase, (i) approximately $10.7 million was attributable to increased activity in the Inland and West Coast diving markets, $6.6 million off which resulted from the Chevron platform abandonment project; (ii) approximately $2.3 million was attributable to the operations of the American Intrepid, the Company's jack-up derrick barge which was not operational for the entire six months ended June 30, 1996; and
(iii) approximately $2.9 million was attributable to increased diving and vessel activity in the Gulf of Mexico. These revenue increases were offset by certain revenue decreases including (i) approximately $1.3 million attributable to the American Enterprise, the Company's pipelay/bury barge that was sold on March 1, 1996, and (ii) approximately $925,000 attributable to the operations of the International Services group.


      Selling, general and administrative expenses. Selling, general and administrative expenses increased 4%, or $346,000, to $9.5 million during the six months ended June 30, 1996 compared to $9.2 million for the six months ended June 30, 1995. The increase was attributable to a $459,000 increase in the selling, general and administrative expenses of the
International Service group as a result of supporting the activities of the operations and sales office in Dubai, UAE which did not have full operations for the entire first six months of fiscal 1995. An additional $125,000 of the increase was attributable to severance paid in connection with personnel layoffs during the three months ended March 31, 1996. These increases were offset by an overall decrease in selling, general and administrative expenses of the Company's other groups as a result of ongoing focused cost-cutting efforts. Although there was an overall increase in the level of selling, general and administrative expenses during the six months ended June 30, 1996, selling, general and administrative expenses as a percentage of revenues decreased from 29% for the six months ended June 30, 1995 to 21% in the comparable period of 1996.

      Depreciation and amortization. Compared to the six months ended June 30, 1995, depreciation and amortization increased $822,000, or 34%, to $3.3 million for the six months ended June 30, 1996. Of the $822,000 increase, the Company recognized a pretax charge of $500,000, $290,000 after tax, attributable to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of," (SFAS 121) effective January 1, 1996. The charge is included in depreciation and amortization in the consolidated statement of income for the six months ended June 30, 1996. The remaining increase of $322,000 was attributable to additions and improvements to the Company's operational and administrative assets primarily in the Gulf Services and International Services groups, offset by a reduction in depreciation expense of the American Enterprise which was sold in March 1996.

    Operating income (loss). During the six months ended June 30, 1996, operating income was $3.0 million compared to operating loss of $3.2 million for the comparable period in fiscal 1995. The significant change in operating income was due primarily to an overall increase in the Company's gross profit margin from $8.4 million, or 26.5%, in the first six months of 1995 to $15.8 million, or 34.3%, in the first six months of fiscal 1996.

    Other income/expense. During the first six months of fiscal 1996, other income (net) of $142,000 was comprised of interest expense of $528,000, which was offset by a net gain on disposal of assets of $578,000 and other income of $92,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the American Enterprise offset by losses on the disposal of other fixed assets. This compares to other expense (net) of $604,000 in the comparable period of fiscal 1995, which was comprised of interest expense of $674,000, offset by other income of $195,000 and a loss on the disposal of assets of $126,000.

   Net income (loss). As a result of the conditions discussed above, the Company recorded net income of $1.8 million, or $.27 per share, in the six months ended June 30, 1996 compared to a net loss of $2.3 million, or ($.34) per share, in the comparable period of the prior fiscal year.

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

    The Company has a bank line of credit in the principal amount of $15 million against which $350,000 was drawn at June 30, 1996. Also at June 30, 1996, the Company has a long-term note payable with a bank in the amount of $10.5 million at a fixed interest rate of 7.9%.

    The Company believes that cash flows from operations and borrowings available under its bank credit facility will provide sufficient funds for the next twelve to eighteen months to meet its working capital and capital expenditure requirements and to fund any further expansion into new geographic markets or development of new product lines.

    Net cash provided by operations was $7.9 million for the six months ended June 30, 1996 compared to $1.4 million used by operations in the comparable prior year period. Cash flows from operating activities are primarily cash received from customers and cash paid to employees and suppliers. During the six months ended June 30, 1996, cash received from customers was $46.2 million and cash paid to employees and suppliers was $38.2 million. During the six months ended June 30, 1995, cash received from customers was $33.6 million and cash paid to employees and suppliers was $34.0 million. The factors affecting amounts and timing of cash flows from operating activities are the same as those affecting results of operations discussed above.

    In the most recent six month period, net cash used by investing activities was approximately $3.7 million which consisted of $10.2 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations. This amount was funded primarily by proceeds of $5.7 million received from the sale of certain operating assets including the American Enterprise and the receipt of $535,000 of proceeds from an insurance claim. In the prior six month period, net cash provided by investing activities was approximately $330,000 which consisted
of $6.0   million   expended  for  the   acquisition   of   and
improvements  to operating assets to be used in the  Company's
operations.   This amount was funded primarily by proceeds  of
$1,500,000 received from the sale of the operating assets of its subsidiary, American Corrosion Services, Inc. ("ACS"), the receipt of $1.6 million related to the insurance claim on the sinking of the M/V American Heritage. the receipt of $467,000 of payments on notes receivable acquired in connection with the sale of ACS' assets and the receipt of proceeds of $2.8 million from the sale of those notes receivable to a financial institution.

    Cash flows used by financing activities of $3.8 million
in the six months ended June 30, 1996 were primarily attributable to payments of short-term and long-term debt totalling $14.4 million funded by proceeds from long-term borrowings of $10.5_ million and proceeds from the issuance of common stock upon exercise of stock options totalling
$136,000.   In the comparable period of fiscal  1995,  cash
provided by financing activities of approximately $888,000 was primarily attributable to payments of short-term and long-term debt totalling $1.1 million, offset by proceeds from long-term borrowings of $2.0 million.

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

   Effect of Adverse Weather Conditions. The Company's diving services, both offshore and inland, are often curtailed when adverse weather conditions are present or anticipated. During such periods of curtailed activity, the Company continues to incur operating expenses, but revenues from operations are delayed or reduced. Weather conditions during the winter months are generally adverse and substantially curtail the Company's diving activities in the Gulf of Mexico and, to a lesser but nevertheless substantial extent, in the inland waters of the United States. Winter conditions typically begin in December and continue until April, although in some years, can begin as early as late September and continue through early May. Although adverse weather is more typical during the winter months, operations can be curtailed by weather conditions at any time, as has happened, for example, during extended periods when hurricanes and tropical depressions are present or expected in the Gulf of Mexico.

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




                                    AMERICAN OILFIELD DIVERS, INC.


Date: October 30, 1996               /s/ Cathy M. Green

                                   _________________________________
                                        Cathy M. Green
                                    Vice  President - Finance,
                                     Chief Financial Officer
                                   (Principal Financial and
                                       Accounting Officer)