Form 10-Q
period 1996-09-30
AMERICAN OILFIELD DIVERS INC
filed 1996-11-14
CIK 906520

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ________________________


                                  FORM 10-Q

   (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
              for the quarterly period ended September 30, 1996

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

                           ________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [x]  No [ ]

   At November 14, 1996 there were 6,813,822 shares of common stock, no par value, outstanding.

                        AMERICAN OILFIELD DIVERS, INC.

                                    INDEX




Part I.     Financial Information                                   Page

            Item 1. Financial Statements

            Consolidated Balance Sheets -

              September 30, 1996 and December 31, 1995...................... 1

            Consolidated Statements of Income -

              Three and Nine Months Ended September 30, 1996 and
               September 30, 1995........................................... 2

            Consolidated Statements of Changes in Stockholders' Equity -

              Nine Months Ended September 30, 1996 and September 30, 1995... 3

            Consolidated Statements of Cash Flows -

              Three and Nine Months Ended September 30, 1996 and
               September 30, 1995........................................... 4

            Notes to Consolidated Financial Statements...................... 5

            Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 8

Part II.    Other Information

            Item 1.  Legal Proceedings..................................... 15

            Item 6.  Exhibits and Reports on Form 8-K...................... 15

            Signatures..................................................... 16

                        PART I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements.

                        American Oilfield Divers, Inc.
                         Consolidated Balance Sheets
                                (in thousands)

                                                September 30, 1996  December 31, 1995
                                                __________________  _________________
                                                    (unaudited)          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $      1,648       $      788
  Accounts receivable, net of allowance for
    doubtful accounts of $500 and $380                   21,812           13,014
  Unbilled revenue                                        7,967           13,683
  Other receivables                                       1,574            2,025
  Current deferred tax asset                                200            1,700
  Inventories                                             2,817            2,261
  Prepaid expenses                                        2,547            1,380
                                                   _______________  ______________
    Total current assets                                 38,565           34,851
Property, plant and equipment, net of
accumulated depreciation of $21,430 and $18,053          31,731           25,550

Deferred tax asset                                          ---               57
Other assets                                              2,703            3,463
                                                   _______________  ______________
                                                   $     72,999        $  63,921
                                                   ===============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $      5,128        $   3,506
  Income taxes payable                                      585              ---
  Other liabilities                                       7,088            6,197
  Borrowings under line of credit agreement               4,033            7,875
  Current portion of long-term debt                       1,500            1,375
                                                   ________________ ______________
    Total current liabilities                            18,334           18,953

Deferred tax liability                                    1,200              ---
Long-term debt, less current portion                      8,500            5,413
                                                   ________________ ______________
    Total liabilities                                    28,034           24,366
Stockholders' equity:
  Common stock, no par value                              1,368            1,360
  Other stockholders' equity                             43,597           38,195
                                                   ________________ ______________
    Total stockholders' equity                           44,965           39,555
                                                   ________________ ______________
                                                    $    72,999        $  63,921
                                                   ================ ==============

 The accompanying notes are an integral part of these consolidated financial statements.

                        American Oilfield Divers, Inc.
                      Consolidated Statements of Income
                    (in thousands, except per share data)



                                     Three Months Ended   Nine Months Ended
                                        September 30,         September 30,
                                     ___________________ ____________________
(unaudited)                             1996     1995       1996      1995
                                     _________ ________  __________ _________

Diving and related revenues          $ 33,409  $ 32,055  $ 79,466   $ 63,689
                                     _________ _________ _________  _________
Costs and expenses:
  Diving and related expenses          21,384    22,220    51,657     45,486
  Selling, general and administrative
   expenses                             5,258     5,173    14,759     14,328
  Depreciation and amortization         1,471     1,352     4,737      3,796
                                     _________ _________ __________ __________
   Total costs and expenses            28,113    28,745    71,153     63,610
                                     _________ _________ __________ __________
Operating income                        5,296     3,310     8,313         79
Other expense, net                       (295)     (381)     (153)      (985)
                                     _________ _________ __________ __________
Income (loss) before income taxes       5,001     2,929     8,160       (906)
Income tax provision (benefit)          2,150     1,300     3,470       (280)
                                     _________ _________ __________ __________
Net income (loss)                    $  2,851     1,629     4,690       (626)
                                     ========= ========= ========== ==========
Net income (loss) per share          $    .42   $   .24   $   .69   $   (.09)
                                     ========= ========= ========== ==========
Weighted average common shares
 outstanding                            6,806     6,709     6,769      6,709
                                     ========= ========= ========== ==========
 The accompanying notes are an integral part of these consolidated financial statements.

                        American Oilfield Divers, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                      (in thousands, except share data)

                                                            Foreign    (Accumulated
                                                Additional  Currency     Deficit)
                               Common Stock      Paid-in    Translation  Retained
(unaudited)                   Shares   Amount     Capital   Adjustment   Earnings     Total
                              _______ ________  __________ ____________ ___________ _________
Balance at
  December 31, 1994          6,709,497 $ 1,360   $ 40,837   $   (128)   $  (2,144)   $ 39,925
Net effects of translation of
  foreign currency                                               127                      127
Net loss                                                                     (626)       (626)
                            __________ ________  _________  ___________ ___________ __________
Balance at
  September 30, 1995        6,709,497  $ 1,360   $ 40,837   $     (1)   $  (2,770)   $ 39,426
                            ========== ========= ========= ============ =========== ==========


Balance at
  December 31, 1995         6,709,497  $ 1,360     40,837       (132)      (2,510)     39,555
  Adjustment to valuation of
  common stock issued in
  connection with an acquisition                      (52)                                (52)
Issuance of common stock      101,685        8        763                                 771
Net effects of translation of
  foreign currency                                                 1                        1
Net income                                                                  4,690       4,690
                           ___________ __________ __________ ___________ __________ __________
Balance at
   September 30, 1996       6,811,182  $  1,368    41,548       (131)       2,180      44,965
                           =========== ========== ========== =========== ========== ==========

                        American Oilfield Divers, Inc.
                    Consolidated Statements of Cash Flows
                                (in thousands)


                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                        __________________   __________________
                                         1996       1995       1996       1995
(unaudited)                             _________ ________   _________  ________
Net cash flows from operating
activities:
  Net income (loss)                     $  2,851  $ 1,629     $ 4,690    $ (626)
  Non-cash items included in net
    income (loss):
    Depreciation and amortization          1,471    1,352       4,737     3,796
    Net (gain) loss on disposition
      of assets                               41       ---       (536)      119
  Other                                   (1,892)    (928)      1,508    (2,596)
                                        __________ __________ _________ _________
    Net cash provided by operating
     activities                            2,471    2,053      10,399       693
Cash flows from investing activities:
  Capital expenditures                    (5,536)  (1,584)    (15,757)   (7,559)
  Proceeds from sale of assets                12       10       5,681     1,571
  Proceeds from insurance claim              ---       ---        535     1,565
  Receipt of payments on notes
    receivable                               ---       ---        ---       467
  Proceeds from sale of notes
    receivable                               ---       ---        ---     2,762
  Other                                      133      (188)       462      (238)
                                        __________ __________ __________ _________
    Net cash used by investing activities (5,391)   (1,762)    (9,079)   (1,432)
Cash flows from financing activities:
  Issuance of common stock under
     exercise of stock options                34       ---        170       ---
  Proceeds from long-term borrowing          ---       ---     10,500     2,000
  Repayments of long term-debt              (375)     (500)    (7,288)   (2,242)
  Net proceeds (payments) under
     line-of-credit agreement              3,683       640     (3,842)    1,270
                                        __________ __________ __________ _________
 Net cash provided by (used by)
   financing activities                    3,342       140       (460)    1,028
                                        __________ __________ __________ _________
 Net increase in cash                        422       431        860       289
Cash and cash equivalents at
  beginning of period                      1,226       378        788       520
                                        __________ __________ __________ _________
Cash and cash equivalents at
  end of period                         $  1,648       809      1,648       809
                                        ========== ========== ========== =========
The accompanying notes are an integral part of these consolidated financial statements.


                        American Oilfield Divers, Inc.
                  Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Principles
___________________________________________________________

The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company provides undersea construction, installation, and repair and maintenance services to the offshore oil and gas industry, primarily in the United States Gulf of Mexico, the U.S. West Coast and select international areas, and to inland industrial and governmental customers. In addition, the Company (i) manufactures and markets subsea pipeline connectors and a patented marginal well production system to the domestic and international oilfield industry; (ii) operates the "American Intrepid" a jack-up derrick barge with a 220 ton Manitowoc crane, in the U.S. Gulf of Mexico; and (iii) provides environmental remediation and oil spill response services to the oil and gas industry and certain other commercial and governmental customers. Effective March 1, 1996, the Company sold its pipelay/bury barge, the "American Enterprise," for proceeds of $5,400,000. The gain on the sale is included in other income in the consolidated statement of income for the nine month period ended September 30, 1996. All material intercompany transactions and balances have been eliminated in consolidation.

On June 26, 1996, the Company's Board of Directors resolved to change the Company's fiscal year-end from October 31 to December 31 to enable the Company to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry. As a result of the change in fiscal year end, this quarterly report on Form 10-Q includes results of operations as of and for the three and nine months ended September 30, 1996 and 1995. These unaudited financial statements at September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-
X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of October 31, 1995, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K, for the fiscal year ended October 31, 1995. These unaudited third quarter financial statements should be read in conjunction with the audited 1995 financial statements and the transition report on Form 10-Q as of and for the two months ended December 31, 1995 and 1994.

During the nine months ended September 30, 1996, the Company purchased certain
diving  equipment  and  four  dive  support  vessels   in   several   separate
transactions for cash and shares of the Company's common stock.


Operating results for interim periods are not necessarily indicative of the results that can be expected for full fiscal years. The offshore oilfield services industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas industry. Utilization of the company's dive crews and diving support vessels ("DSV") and therefore the related scope and extent of the company's offshore diving operations are limited by winter weather conditions generally prevailing in the Gulf of Mexico and in certain of the Company's inland markets from December to April. Although adverse weather conditions occurring from time to time from May through November may also adversely affect vessel utilization and diving operations, historically, a disproportionate amount of the Company's diving services have been performed during the period from May through November. The Company expects a higher concentration of its total revenues and net income to be earned during the third (July through September) and fourth (October through December) quarters of its fiscal year compared to the first (January through March) and third (April through September) quarters.

As a result of the change in fiscal year-end, the Company is required to implement Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) for the fiscal year ended December 31, 1996. This pronouncement requires a review for impairment whenever circumstances indicate that the carrying amount of long-lived assets, certain identifiable intangibles and goodwill may not be recoverable through future cash flows. In accordance with SFAS 121, the Company recognized a pre-tax charge of $500,000 ($290,000 after tax, or $.04 per share), effective January 1, 1996. The charge is included in depreciation and amortization in the consolidated statement of income for the nine months ended September 30, 1996.

Note 2 - Inventories
_____________________

The major classes of inventories consist of the following (in thousands):

                                          September 30,   December 31,
                                              1996            1995
                                             ______          ______
                                           (Unaudited)    (Unaudited)

Fuel                                       $    49         $   101
Supplies                                       759           1,026
Work-in-process                                453             444
Finished goods                               1,556             690
                                         _____________   _____________
                                           $ 2,817         $ 2,261
                                         =============   =============

Note 3 - Earnings (Loss) per Share
___________________________________

Primary earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period.

Note 4 - Commitments and Contingencies
______________________________________

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

An overseas operator has instituted litigation in Edinburgh, Scotland seeking damages of approximately U.S. $3 million, plus interest and costs, against subsidiaries of the Company, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. The product was hydrostatically tested onshore and did not leak and otherwise met the customer's requirements. The product was removed by the overseas company against the recommendations of the subsidiaries, and replaced before the pipeline was placed in service and the product did not leak or otherwise malfunction. No environmental damage is alleged. The Company contends the product was fully suitable for service, intends to defend the claim vigorously and does not believe that ultimate resolution of the claim will have a material adverse impact on the Company's financial statements.

Note 5 - Subsequent Event
__________________________

On September 25, 1996, AOD Acquisition Corp., a subsidiary of the Company, published a tender offer to acquire for cash all of the outstanding common shares of Hard Suits Inc., a Vancouver, Canada company that manufactures and markets the NEWTSUIT(TM), a one-atmosphere diving suit, and other subsea robotic products and provides underwater services using the NEWTSUIT(TM) and other diving systems. As of November 14, 1996, approximately 9.6 million, or 97% of shares outstanding, have been deposited under the terms of the tender offer, as varied and extended, and have been or will be taken up by the Company for a price of approximately $1.23 per share (CDN $1.65 per share) or total consideration of approximately $11.8 million. The purchase of these shares was funded by draws against the Company's revolving line of credit. Although Hard Suits Inc. continues as a publicly traded company, the Company intends to acquire the remaining common shares outstanding and to seek the delisting of all shares from both the Toronto Stock Exchange and the Vancouver Stock Exchange and privatize Hard Suits Inc. The acquisition of Hard Suits Inc. will be accounted for under the purchase methold of accounting.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following tables set forth, for the periods indicated, additional information on the operating results of the Company in its geographic and product markets:


                                       Three Months Ended September 30, 1996
                                      ______________________________________
   (Unaudited)                                          Inland
                                                          and
                              Gulf       International West Coast    Subsea
                             Services<F1> Services<F2> Services<F3> Products<F4> Total
                           ______________ ____________ ____________ ____________ ________
Diving and related revenues  $  18,478      $  770       $11,351      $2,810      $33,409

Diving and related expenses  $  11,414      $1,264       $ 7,247      $1,459      $21,384

Gross profit (loss)          $   7,064      $ (494)      $ 4,104      $1,351      $12,025

Gross profit (loss)
   percentage                     38.2%      (64.2)%        36.2%       48.1%        36.0%

                                         Three Months Ended September 30, 1995
                                         _______________________________________
   (Unaudited)                                          Inland
                                                          and
                              Gulf       International West Coast    Subsea
                             Services<F1> Services<F2> Services<F3> Products<F4> Total
                           ______________ ____________ ____________ ____________ ________
Diving and related revenues  $17,350        $7,714       $4,309       $2,682      $32,055

Diving and related expenses  $12,750        $5,114       $2,767       $1,589      $22,220

Gross profit                 $ 4,600        $2,600       $1,542       $1,093      $ 9,835

Gross profit percentage         26.5%         33.7%        35.8%        40.8%        30.7%


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



                                        Nine Months Ended September 30, 1996
                                        ____________________________________
   (Unaudited)                                          Inland
                                                          and
                              Gulf       International West Coast    Subsea
                             Services<F1> Services<F2> Services<F3> Products<F4> Total
                           ______________ ____________ ____________ ____________ ________
Diving and related revenues  $40,735        $6,202       $26,127      $6,402      $79,466

Diving and related expenses  $26,874        $4,286       $17,118      $3,379      $51,657

Gross profit                 $13,861        $1,916       $ 9,009      $3,023      $27,809

Gross profit percentage         34.0%         30.9%         34.5%       47.2%        35.0%


                                                 Nine Months Ended September 30, 1995
                                                _______________________________________
   (Unaudited)                                          Inland
                                                          and
                              Gulf       International West Coast    Subsea
                             Services<F1> Services<F2> Services<F3> Products<F4> Total
                           ______________ ____________ ____________ ____________ ________
Diving and related revenues  $35,369        $14,071      $8,402       $5,847      $63,689

Diving and related expenses  $27,130        $ 8,862      $6,194       $3,300      $45,486

Gross profit                 $ 8,239        $ 5,209      $2,208       $2,547      $18,203

Gross profit percentage         23.3%          37.0%       26.3%        43.6%        28.6%

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

Results of Operations

    As a result of the change in the Company's fiscal year end from October 31 to December 31, which was approved by the Company's Board of Directors on June 26, 1996, this quarterly report on Form 10-Q includes results of operations as of and for the three and nine months ended September 30, 1996 and 1995.

    The Company experienced strong results of operations in the third quarter ended September 30, 1996, a period traditionally associated with high diving activity in domestic markets, particularly in the Gulf of Mexico. For the three months ended September 30,
1996, the Company recorded net income of $2.9 million on revenue of $33.4 million, compared to net income of $1.6 million on revenue of $32.1 million for the same period in 1995.
Although the revenue levels were comparable in the third quarter of both 1996 and 1995, the composition of the revenues changed from 1995 to 1996. As compared to the third quarter of
1995, the third quarter of 1996 reflected (i) increased activity in the Inland and West Coast Services group primarily as a result of the continued work on the Chevron platform abandonment project off the coast of California; (ii) increased diving  and vessel activity  and increased day rates in the Gulf of Mexico  attributable to improved fundamentals in the oil and gas industry; (iii) increased demand for the Company's subsea pipeline connector products and (iv) decreased diving and
vessel  activity  off  the  coast  of  West  Africa.   Although
revenues were stable from period to period, the Company realized a significant improvement in its net income as a
result  of  improved  rates,  increased  utilization  and   the
Company's continued focus on cost control.

    The first nine months of 1996 reflect a revenue increase of 25% to $79.5 million, as compared to $63.7 million
for the comparable period in the prior  year.   Several factors
combined to produce a significant increase in revenues for the Company during the nine-month period ended September 30, 1996. First, the Inland and West Coast Services group experienced record activity levels with revenues increasing from $8.4 million in the first nine months of 1995 to $26.1 million in the current nine-month period. This is primarily due to the activity level associated with the Chevron platform abandonment project off the coast of California discussed above and the Inland Group's increased market penetration. Second, Gulf of Mexico activity was significantly higher as a result of increased dive crew and vessel activity in the Gulf of Mexico and the operations of the American Intrepid. As a result of these positive revenue factors, increased gross profit margin and the lack of third quarter operating losses associated with the American Enterprise which was sold on March 1, 1996, the Company recorded net income of $4.7 million for the nine months ended September 30, 1996 compared to net loss of $626,000 for the nine months ended September 30, 1995.

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

    On March 1, 1996, the Company sold the American Enterprise for proceeds of $5,400,000 resulting in a non-recurring gain in the first quarter of 1996.

    During the second quarter of 1996, the Company acquired four dive support vessels and certain diving equipment to be used in its Gulf of Mexico diving operations.

    On September 25, 1996, AOD Acquisition Corp., a subsidiary of the Company, published a tender offer to acquire for cash all of the outstanding common shares of Hard Suits Inc. a Vancouver, Canada company. As of November 14, 1996, approximately 9.6 million, or 97% of shares outstanding, have been deposited under the terms of the tender offer, as varied and extended, and have been or will be taken up by the Company for a price of approximately $1.23 per share (CDN $1.65 per share) or total consideration of approximately $11.8 million. Hard Suits manufactures and markets a one-atmosphere diving suit known as the "NEWTSUIT(TM)" and provides underwater services using the NEWTSUIT(TM) and other diving systems. Hard Suits has a facility in North Vancouver, British Columbia, Canada where it manufactures and develops its products and services. The Company anticipates that it will continue operations at these facilities and will make use of the NEWTSUIT(TM) and other diving systems in connection with its own operations.

Three Months Ended September 30, 1996 Compared to Three Months
                   Ended September 30, 1995

      Total revenues. Compared to the third quarter of 1995, the Company's consolidated revenues increased $1.4 million or 4%, from $32.1 million in the third quarter of 1995 to $33.4 million in the current quarter. Of the $1.4 million increase,
(i) approximately $7.0 million was attributable to increased diving activity in the Inland and West Coast Services markets, $6.9 million of which resulted from the Chevron platform abandonment project off the coast of California; and (ii) approximately $3.8 million was attributable to increased diving and vessel activity in the Gulf of Mexico. These revenue increases were offset by certain revenue decreases including
(i) approximately $2.6 million attributable to the American Enterprise, the Company's pipelay/bury barge that was sold on March 1, 1996, and (ii) approximately $6.9 million attributable to the operations of the International Services group, primarily as a result of decreased activity off the coast of West Africa.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased 2%, or $85,000 to $5.3 million during the third quarter of 1996 compared to $5.2 million for the third quarter of 1995. The slight increase was primarily attributable to increases in the selling, general and administrative expenses of the Inland Services and Subsea Products groups in the amount of $326,000 as a result of the increase in activity for these groups in 1996 compared to the same period in 1995. This increase was offset by an overall decrease in selling, general and administrative expenses of $241,000 for the Company's other groups as a result of ongoing focused cost-cutting efforts and a decrease due to the March,1996 sale of the American Enterprise, the Company's pipelay/bury barge. Although there was an increase in the level of selling, general and administrative expenses during the third quarter of 1996, selling, general and administrative expenses, as a percentage of revenues, decreased to 15.7% compared to 16.1% for the third quarter in 1995.

    Depreciation    and    amortization.     Depreciation   and
amortization increased $119,000, or 9%, to $1.5 million in the third quarter of 1996 compared to $1.4 million in the third quarter of 1995. The increase was attributable to additions and improvements to the Company's operational and administrative assets primarily in the Gulf Services group, offset by a reduction in depreciation expense of the American Enterprise which was sold in March 1996.

    Operating  income  (loss).   During  the three months ended
September 30, 1996, operating income was $5.3 million compared to operating income of $3.3 million for the comparable period
in 1995.   The  positive change in operating income was due
primarily to an overall increase in the Company's gross profit margin from $9.8 million, or 30.7%, in the third quarter of 1995 to $12.0 million, or 36.0%, in the third quarter of 1996.

    Other income/expense. During the current quarter, other expense (net) of $295,000 was comprised of interest expense of $289,000 and a net loss on disposal of assets of $47,000, offset by other income of $41,000. This compares to other
expense (net) of   $381,000 in the comparable quarter  of
1995, which was comprised of interest expense of $402,000, offset by other income of $21,000. Interest expense decreased from 1995 to 1996 primarily as a result of the Company's reduced debt levels in the third quarter of 1996 compared to the comparable period of 1995.

    Net income (loss). As a result of the conditions discussed above, the Company recorded net income of $2.9 million, or $.42 per share, in the three months ended September 30, 1996 compared to net income of $1.6 million, or $.24 per share, in the comparable period of the prior year.

    Nine Months  Ended  September  30,  1996  Compared  to Nine
Months Ended September 30, 1995

      Total revenues. The Company's consolidated revenues increased 25%, from $63.7 million for the nine months ended September 30, 1995 to $79.5 million in the current period. Of the $15.8 million increase, (i) approximately $17.7 million was attributable to increased activity in the Inland and West Coast diving markets, $14.4 million of which resulted from the Chevron platform abandonment project off the coast of California; (ii) approximately $6.7 million was attributable to increased diving and vessel activity in the Gulf of Mexico;
(iii) approximately $2.4 million was attributable to the operations of the American Intrepid, the Company's jack-up derrick barge which was not operational for the entire nine months ended September 30, 1996 and (iv) approximately $1.8 million was attributable to increased sales of the Company's subsea pipeline connector products. These revenue increases were offset by certain revenue decreases including (i) approximately $3.8 million attributable to the American Enterprise, the Company's pipelay/bury barge that was sold on March 1, 1996, and (ii) approximately $7.9 million attributable to the operations of the International Services group, primarily as a result of decreased activity in Nigeria and
(iii) approximately $1.3 million attributable to decreased demand for the Company's Tarpon Systems.


      Selling, general and administrative expenses. Selling, general and administrative expenses increased 3%, or $431,000, to $14.7 million during the nine months ended September 30, 1996 compared to $14.3 million for the nine months ended September 30, 1995. The increase was attributable to (i) a $293,000 increase in the selling, general and administrative expenses of the International Services group as a result of supporting the activities of the operations and sales office in Dubai, UAE which did not have full operations for the entire first nine months of fiscal 1995; (ii) an additional $125,000 of the increase was attributable to severance paid in connection with personnel layoffs during the three months ended March 31, 1996 and (iii) an increase in the Company's Subsea Products group of $46,000 attributable to increased activity for the Big Inch connectors and flanges. These increases were offset by an overall decrease in selling, general and administrative expenses of $33,000 for the Company's other groups as a result of ongoing focused cost-cutting efforts, including a decrease of $382,000 due to the sale of the American Enterprise, the Company's pipelay/bury barge that was sold on March 1, 1996. Although there was an overall increase in the level of selling, general and administrative expenses during the nine months ended September 30, 1996, selling, general and administrative expenses as a percentage of revenues decreased from 22.5% for the nine months ended September 30, 1995 to 18.6% in the comparable period of 1996.

      Depreciation and amortization. Compared to the nine months ended September 30, 1995, depreciation and amortization increased $941,000, or 25%, to $4.7 million for the nine months ended September 30, 1996. A portion of the $941,000 increase includes a pretax charge of $500,000, $290,000 after tax, attributable to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) effective January 1, 1996. The charge is included in depreciation and amortization in the consolidated statement of income for the nine months ended September 30, 1996. The remaining increase of $441,000 was attributable to additions and improvements to the Company's operational and administrative assets primarily in the Gulf Services and
International Services groups, offset by a reduction in depreciation expense of the American Enterprise which was sold in March 1996.

    Operating income. During the nine months ended September 30, 1996, operating income was $8.3 million compared to
operating income of $79,000   for the  comparable  period  in
1995. The significant change in operating income was due primarily to an overall increase in the Company's gross profit margin from $18.2 million, or 28.6%, in the first nine months of 1995 to $27.8 million, or 35.0%, in the first nine months of
1996.   This    improved gross   profit margin for the  nine
months ended September 30, 1996 was offset slightly by increases in both selling, general and administrative expenses and depreciation and amortization.

    Other  income/expense.  During the  first  nine  months  of
1996,  other  expense   (net) of   $153,000 was  comprised of
interest expense of $817,000, which was offset by a net gain on disposal of assets of $530,000 and other income of $134,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the American Enterprise offset by losses on the disposal of other fixed assets. This compares to other expense (net) of $985,000 in the comparable period of 1995, which was comprised of interest expense of $1,075,000, and a loss on the disposal of assets of $125,000, offset by other income of $215,000.

    Net income (loss). As a result of the conditions discussed above, the Company recorded net income of $4.7 million, or $.69 per share, in the nine months ended September 30, 1996 compared to a net loss of $626,000, or ($.09) per share, in the comparable period of the prior year.

Liquidity and Capital Resources

    The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, its facilities and to its DSVs and diving and related equipment. The Company also incurs expenses for mobilization and project execution on an ongoing basis throughout the course of its contracts, while collections from customers typically do not occur until approximately ninety days after invoicing. The
Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt, as was the case in the third quarter of 1996.

    The Company has a bank line of credit in the principal amount of $15 million against which $4 million was drawn at
September 30,  1996.   Also  at September 30, 1996, the Company
has an outstanding balance under  a long-term note payable with a bank in the amount of $10.0 million  at a fixed interest rate
of  7.9%.   Subsequent  to  September  30,  1996,  the  Company's
line of credit was increased to $20 million to facilitate the funding of its purchase of the outstanding common shares of Hard Suits Inc. until such time as long-term financing is
arranged.   On November 14, 1996, the  balance outstanding under
the line of credit  was  $15.6 million.

    The Company believes that cash flows from operations and borrowings available under its bank credit facility, including term debt to be provided in connection with the purchase of Hard Suits Inc., will provide sufficient funds for the next twelve to eighteen months to meet its working capital and capital expenditure requirements and to fund any further expansion into new geographic markets or development of new product lines.

    Net cash provided by operations was $10.4 million for the nine months ended September 30, 1996 compared to $693,000 in the comparable prior year period. Cash flows from operating activities are primarily cash received from customers and cash paid to employees and suppliers. During the nine months ended September 30, 1996, cash received from customers was $75.8 million and cash paid to employees and suppliers was $65.1 million. During the nine months ended September 30, 1995, cash received from customers was $57.3 million and cash paid to employees and suppliers was $55.5 million. The factors affecting amounts and timing of cash flows from operating activities are the same as those affecting results of operations discussed above.

    In the most recent nine-month period, net cash used by investing activities was approximately $9.1 million which consisted of $15.8 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations. This amount was funded primarily by proceeds of $5.7 million received from the sale of certain operating assets including the American Enterprise and the receipt of $535,000 of proceeds from an insurance claim. In the prior nine-month period, net cash used by investing activities was approximately $1.4 million which consisted of $7.6 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations. This amount was funded primarily by proceeds of $1.6 million received from the sale of operating assets including the operating assets of its subsidiary, American Corrosion Services, Inc. ("ACS"), the receipt of $1.6 million related to the insurance claim on the sinking of the M/V American Heritage, the receipt of $467,000 of payments on notes receivable acquired in connection with the sale of ACS' assets and the receipt of proceeds of $2.8 million from the sale of those notes receivable to a financial institution.

    Cash flows used by financing activities of $460,000 in the nine months ended September 30, 1996 were primarily attributable to payments of short-term and long-term debt totalling $11.1 million funded by proceeds from long-term borrowings of $10.5 million and proceeds from the issuance of common stock upon exercise of stock options totalling $170,000. In the comparable period of fiscal 1995, cash provided by financing activities of approximately $1,028,000 was primarily attributable to payments of long-term debt of $2.2 million, offset by net proceeds from short-term and long-term borrowings totalling $3.3 million.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its consolidated financial statements.

    An overseas operator has instituted litigation in Edinburgh, Scotland seeking damages of apprxoimately U.S. $3 million, plus interest and costs, against subsidiaries of the Company, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. The product was hydrostatically tested onshore and did not leak and otherwise met the customer's requirements. The product was removed by the overseas company against the recommendations of the subsidiaries and replaced before the pipeline was placed in service and the product did not leak or otherwise malfunction. No environmental damage is alleged. The company contends the product was fully suitable for service, intends to defend the claim vigorously and does not believe that ultimate resolution of the claim will have a material adverse impact on the Company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K, dated
          August 20, 1996, with respect to its earnings release for the three months ended June 30, 1996.

          The Company filed a Current Report on Form 8-K, dated September 4, 1996, with respect to the announcement that the Inland Services Group was awarded a turnkey project to the Navigation District of Brownsville.

          The Company filed a Current Report on Form 8-K, dated
          September 25, 1996, with respect to the announcement of an offer by a Company subsidiary to purchase stock of Hard Suits Inc. at a specified price.


                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          AMERICAN OILFIELD DIVERS, INC.


Date: November 14, 1996   /s/  Cathy  M. Green
                         ________________________________
                               Cathy M. Green
                          Vice President -  Finance,  Chief
                           Financial Officer (Principal
                          Financial and Accounting Officer)