Form 10-K
period 1996-12-31
AMERICAN OILFIELD DIVERS INC
filed 1997-03-28
CIK 906520

Form 10-K

Securities and Exchange Commission
Washington, D.C.  20549

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

OR

 Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from _______to_______

Commission File Number  0-22032

AMERICAN OILFIELD DIVERS, INC.
(Exact name of registrant as specified in its charter)

Louisiana                           72-0918249
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification No.)

130 E. Kaliste Saloom Road
Lafayette, Louisiana                       70508
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (318) 234-4590

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
                                                       (Title of class)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No___.
      Aggregate market value of the voting stock  held by non-affiliates
(affiliates  being,  for  these  purposes  only,  directors,   executive
officers and the holders of more than 5% of the registrant's Common Stock) of the registrant at February 28, 1997, based upon the closing sale price of the Common Stock on the NASDAQ National Market: $97,942,246
      Number of shares of Common Stock outstanding at February 28, 1997:
10,463,248

Documents Incorporated by Reference
            Portions of the proxy statement dated April 7, 1997, distributed in connection with the Annual Meeting of Shareholders to be held on May 16, 1997, is incorporated into Part III of this Report.

ITEM 1.  BUSINESS


General

   American Oilfield Divers, Inc. (together with its subsidiaries, the "Company" or "AOD") provides subsea services and products to the offshore oil and gas industry in the Gulf of Mexico, the West Coast and select international markets. In addition, the Company provides inland underwater services and products to domestic industrial and governmental customers. The Company's services are provided through approximately 240 dive crews and are supported by a Company-owned fleet of 20 diving support vessels (DSVs), 14 of which operate in the Gulf of Mexico. Based upon the number of divers employed, the size of its DSV fleet and the number of customers served, the Company believes that it is the leading provider of diving services in the Gulf of Mexico.

   Since its establishment in 1981, the Company has considerably expanded the scope of its products and services through internal development and selective acquisitions. In the last three years, the Company's revenue has doubled as a result of improved demand in its core Gulf of Mexico market and through internal growth and acquisitions that have expanded the Company's service and product offerings. For the year ended December 31, 1996, the Company's revenue increased 19% to $105.8 million and EBITDA (earnings before interest, taxes, depreciation and amortization) more than doubled to $16.2 million as compared to the fiscal year ended October 31, 1995.

   In November 1996, the Company acquired 97% of the outstanding common stock of Hard Suits Inc. (HSI) for $11.8 million through an unsolicited tender offer. HSI manufactures, markets and operates a one-atmosphere diving suit known as the "NEWTSUIT(TM)". HSI's NEWTSUIT(TM) technology
allows  for  manned  diving   in   deep   water  without  saturation  or
decompression, which are required by current  practices  for manned deep
water  diving.   NEWTSUIT(TM)  technology significantly reduces  operating
costs associated with deep water projects due to the reduction in personnel and time needed to complete such projects. The current NEWTSUIT(TM) is capable of operations in water depths up to 1,200 feet. HSI has developed the technology to manufacture a suit capable of operation at depths up to 2,000 feet and is working with the United States Navy to produce a prototype. The Company intends to manufacture the NEWTSUIT(TM) primarily for its own use and for sale to the United States Navy and other navies. HSI also manufactures and markets the Remora(TM), a subsea rescue vehicle for submarines. The Company intends to acquire the remainder of the outstanding common stock of HSI in 1997.

   In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock which provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding at December 31, 1996 including $12,450,000 to acquire HSI. The Company intends to use the remaining proceeds for general corporate purposes, including working capital requirements and to fund any future capital expenditures and strategic asset acquisitions.

   Key elements of the Company's growth strategy are to continue to:

* Focus on Gulf of Mexico Market. The Company's Gulf of Mexico operations will continue to be its core business. Since 1993, the Company has significantly increased the number and capabilities of its DSVs in the Gulf of Mexico. The Company believes it is well-positioned to take advantage of opportunities in the Gulf of Mexico market.

* Diversify Revenue Base. Over the past three years, the Company has expanded its operations to inland markets, the U.S. West Coast market, and select international markets, including West Africa, Latin America, and the Middle East. Revenues from these sources have increased substantially over the past three years, from $12.3 million, or 23% of total revenue, in the fiscal year ended October 31, 1994 to $41.9 million, or 40% of total revenue, for the year ended December 31, 1996.

* Provide Single-Source Solutions for Customers. Through expansion of its fleet of DSVs and the broadening of its services and products, the Company can offer total project management services. Management believes this integrated approach simplifies a customer's procurement process and reduces the Company's dependence on third-party contractors.

* Expand Services and Products. By adding the Big Inch, Tarpon Systems and NEWTSUIT(TM) products, the Company has significantly broadened its capabilities and complemented its core subsea services business. The Company intends to continue to expand its services and products internally and through strategic acquisitions.

Subsea and Other Services

   The  Company  provides  subsea  services  to support  all  phases  of
offshore  oil  and  gas  activities,  including  drilling,   production,
abandonment,   and   salvage.    These  services  include  construction,
installation, maintenance, repair, inspection and support of drilling operations; development of offshore pipelines and production platforms; and ongoing production activities. Subsea services are provided to a diverse group of customers, including major and independent oil and gas
exploration   and   production   companies,   offshore  engineering  and
construction companies, and major pipeline transmission companies. The Company's offshore operations are currently performed through manned surface and saturation diving activities at depths up to 1,000 feet. With the acquisition of HSI, the Company intends to use the NEWTSUIT(TM) as a cost-effective alternative for operations at depths up to 1,200 feet.

   On December 31, 1996, the Company employed approximately 400 divers, tenders, and diving supervisors, supported by the Company's fleet of 20 DSVs, ranging in length from 65 to 210 feet, and a 150-foot jack-up derrick barge with a 220-ton Manitowoc crane. The Company owns and operates seven ROVs. Five of these are observation ROVs, which support the Company's diving activities, and two are work-class ROVs outfitted with manipulators to perform tasks in depths up to 3,000 feet. The Company owns seven NEWTSUITsTM, six of which are deployed for operations in Australia, the North Sea, and the Gulf of Mexico. The Company's offshore diving operations are coordinated through regional staging facilities in the Port of Iberia and Harvey, Louisiana; Houston, Texas; Oxnard, California; Dubai, United Arab Emirates; and Port Harcourt, Nigeria.

   The Company provides a variety of specialized inland diving services to industrial and governmental customers. These services include the maintenance, repair, and inspection of bridges, docks, piers, pipelines, and other inland underwater structures, the inspection and maintenance of hydroelectric and nuclear power plants and small to medium-sized general construction projects requiring underwater capabilities. Inland operations are coordinated through regional staging facilities in Houston, Texas; Kansas City, Kansas; and Columbus, Ohio. The Company also provides inland diving services from its Oxnard, California operations base.

   The Company also provides environmental remediation and emergency oil spill response services to customers operating in both inland and offshore markets. The Company's services include oil and chemical spill containment and removal, remediation of naturally occurring radioactive material, pit closure, bioremediation, asbestos abatement services, and confined space entry activities.

   Most of the Company's operations are subject to weather-related seasonality as well as cyclical demand based on the capital expenditures of oil and gas companies for offshore production and exploration activities.

   Traditional  Diving  Techniques.   The  Company  conducts  its diving
operations  using  the  three traditional diving techniques: air diving,
mixed  gas  diving  and  saturation   diving,   all   of   which  use  a
surface-supplied breathing media. With the addition of the NEWTSUIT(TM) technology, the Company has an alternative method of diving at depths up to 1,200 feet.

   The choice among the three traditional techniques is determined by diver decompression requirements, which are in turn determined by the depth at which the diver works and the time to be spent at a given depth. Decompression is the process by which the diver's depth (or the ambient pressure) is decreased over a period of time long enough to prevent the gases absorbed by the diver's body tissues from expanding into vapor and causing the "bends," a medical condition that can result in injury or death. As dive depth and dive time increase, the diver's body tissues absorb increasing amounts of ambient gases and require a corresponding increase in decompression time. After a given time at a given depth, the diver's body tissues reach the "saturation point" at which no additional gases are absorbed. As a result, additional time spent at that depth will not require additional decompression time when the diver ascends. As a general rule, after the saturation point is reached, approximately one day of decompression time is required for ascent from each approximately 100 feet of water depth.

   The air diving technique is employed in relatively shallow water projects (up to approximately 160 feet) of short duration and does not require divers to reach the saturation point. In air diving, which the Company uses to provide many of its diving services, divers are linked to the surface by a diving umbilical containing compressed air lines and communications equipment. The diver enters the water directly, without the use of a diving bell, descends to the work site, accomplishes project-related activities, and begins to decompress in the water as he ascends to the surface. Decompression is conducted through timed stops at intervals of ten feet and in a decompression chamber upon return to the surface. The length of time a diver is required to remain at each interval depends upon dive length and depth. At depths in excess of approximately 220 feet the diver is required to enter a diving bell before surfacing.

   Mixed gas diving is used for projects of relatively short duration in water depths between 160 and 300 feet. For this type of diving, divers breathe a mixture of helium and oxygen, which reduces nitrogen narcosis, the harmful effect of nitrogen when breathed at relatively high pressures for extended periods. This type of diving also requires decompression as the diver ascends in the water and the use of a surface decompression chamber. The decompression times required for mixed gas diving generally exceed those required for air diving.

   For subsea projects in depths of 300 to 1,000 feet and for projects of relatively long duration at depths below approximately 180 feet, the Company typically conducts its operations by using saturation diving techniques from a special pressurized chamber on the surface in which the divers live at a pressure equivalent to the depth of the work site. Saturation diving is generally considered the safest and most efficient form of the three traditional diving techniques. The chamber in which the divers live is filled with a mixture of helium and oxygen that saturates the divers' body tissues. Divers are transported from the surface to the work site by a pressurized diving bell. After working underwater for six to eight hours, divers are transported back to the DSV by the diving bell, and return to the pressurized living chamber to be replaced by a new group of divers who are lowered to the job site to continue the underwater work. The Company currently operates five saturation diving systems, each of which can accommodate four to six divers at a time. This allows the Company to conduct diving operations 24 hours a day. During such a project, the pressurized chamber functions as living quarters with food, showers, sleeping accommodations and sanitary facilities. Saturation diving systems and their associated life-support equipment are generally built into DSVs, but can also be located on drilling rigs, production platforms, barges or other vessels or structures. The primary advantage of saturation diving is that the divers can remain under pressure and make repeated dives for extended periods (generally up to a maximum of 30 days) before beginning decompression. This method reduces the risks and delays associated with frequent decompression and enhances overall productivity.

   The headquarters and principal staging facilities of the Company's Gulf of Mexico diving operations are at the Port of Iberia, Louisiana. A regional staging facility is located in Harvey, Louisiana. Both the Port of Iberia and Harvey offices are full-service, decentralized operations centers, strategically located for the rapid deployment of personnel and equipment.

   One-Atmosphere Diving. One-atmosphere diving, in which the diver is maintained at normal surface atmospheric pressure, is an alternative to
saturation diving for jobs in depths up to 1,200 feet.   In  this method
of diving, the diver wears a proprietary diving suit developed by HSI known as the "NEWTSUIT(TM)." The diver wearing a NEWTSUIT(TM) enters the water and returns to the surface with the assistance of a NEWTSUIT(TM) launch and recovery diving system but without the need of a pressurized
diving  bell.   Atmospheric pressure is maintained at all times  in  the
NEWTSUIT(TM), thereby eliminating the diver's need for any decompression. This permits the diver to make repeated dives at atmospheric pressure without the delays and costs associated with frequent decompression or saturation diving.

   The Company does not expect to use the NEWTSUIT(TM) as a replacement for traditional diving techniques, but believes that the suit will serve
as   an   additional  diving  technique  in  appropriate  circumstances, particularly those in which substantial decompression time is required. When using the NEWTSUIT(TM) the diver performs tasks not by the direct use of his own hands but by means of manipulators outfitted with specialized tools. Consequently, the time spent by the diver in actually performing certain tasks in a NEWTSUIT(TM) may be substantially longer than the time required for the same tasks using other diving techniques. The Company believes, however, that in certain applications the overall time and costs required to complete a project may be decreased because of the elimination of decompression time. The Company believes that refinement of the tools used with the NEWTSUIT(TM) will increase the efficiency of one-atmosphere diving and broaden its application.

   Diving Support Services. In connection with its diving operations, the Company provides support services that minimize dependence on third-party subcontractors and maximize safety and use of the Company's vessels, equipment, personnel and organizational structure. The Company operates a small fleet of leased crew cabs and vans that transport its dive crews and small equipment items from its facilities to the Company's DSVs. This capability minimizes the Company's reliance on third-party truck fleets, permits project scheduling efficiency, enhances reliability and quality control, and significantly reduces its costs. For medium to large equipment hauls, the Company generally uses third-party truck fleets, which for these purposes are capable of providing reliable, quality service at greatly reduced costs. As part of the Company's DSV operations, the Company also provides full-service catering services to the vessel and dive crews, which minimize dependence on third-party caterers and permit the Company to further control costs. The Company's diving support services distinguish the Company from its competitors and are consistent with the Company's business strategy.

   International Services. In July 1992, the Company established administrative offices in Lagos, Nigeria and an operations office and shop in Port Harcourt, Nigeria to provide diving services to oil and gas companies operating in Nigeria and other West African locations. The Company has expanded its activities in West and South Africa and to seek further international expansion of its diving services in Latin America, the Middle East, and Southeast Asia. In March, 1995, the Company acquired certain diving and related assets located in Dubai, United Arab Emirates, and established an operational and sales office in Dubai to provide diving services to oil and gas companies operating in the Middle East. The Company is reviewing its presence in the Middle East and, if no significant opportunities materialize in the first six months of 1997, the Company may elect to reduce its resource commitment to this area. The Company currently maintains two DSVs in Port Harcourt.

   Inland and West Coast Services. The Company's inland United States diving operations have historically provided a variety of specialized domestic diving services, including pipeline repair, pipeline lowering and anchoring, underwater drilling, underwater welding, burning and sawing, bridge inspection, dock and pier inspection and repair, and installation and repair of water intake and outflow structures. The Company also performs underwater construction, maintenance, repair and inspection of hydroelectric and nuclear plants. The Company's inland operations are conducted in lakes and rivers and along coast lines. The operations bases of the Company's inland operations are located in Houston, Texas; Kansas City, Kansas; and Columbus, Ohio. The operations base of the Company's West Coast Services are located in Oxnard, California. Recently, the Company has changed the focus of its inland operations to larger marine construction projects, in which the Company functions as prime contractor. To reduce the effect of seasonality, during winter months the Company expects to focus primarily on projects in warm-weather states that are less likely to be adversely affected by winter weather.

   Environmental Remediation and Oil Spill Response Operations. The Company is an environmental contractor serving customers operating in both inland and offshore markets and specializes in emergency oil spill response and hazardous waste remediation activities. The Company's areas of expertise include bioremediation, oil and chemical spill containment and removal, remediation of naturally occurring radioactive material (NORM), pit closure, asbestos abatement services, and confined space entry activities.


Subsea Products

   One-Atmosphere Diving Suits. The NEWTSUIT(TM) is an articulated metal suit with patented joints that allow the diver a relatively wide range of motion and to work at surface atmospheric pressure (one atmosphere). The NEWTSUIT(TM) and other products and related services are manufactured and developed by HSI in North Vancouver, British Columbia, Canada. The current NEWTSUIT(TM) is capable of operations to water depths up to 1,200 feet. The Company intends to manufacture the NEWTSUIT(TM) primarily for its own use and for sale to the United States Navy and to the navies of
other  countries.   HSI has developed a suit  capable  of  operation  at
depths up to 2,000 feet and is working with the United States Navy to produce a prototype. The Company is also considering the feasibility of a one-atmosphere diving suit for deployment in shallower waters using HSI technology.

   Submarine Rescue System. HSI also manufactures a submarine rescue vehicle known as the "Remora(TM)," a submersible decompression chamber that has an articulated skirt to permit docking with a disabled submarine at angles of up to 60 degrees. The Remora(TM) is capable of recovering, and subsequently transferring under pressure, up to nine persons at a time from a disabled submarine. One fully operational Remora(TM) has been sold for the benefit of the Royal Australian Navy, and the Company is currently marketing the Remora(TM) to the navies of other nations.

   Pipeline Connector Products.   The Company manufactures and markets a
patented line of subsea pipeline connectors used in the construction and repair of underwater pipelines. The Big Inch product line manufactured by the Company includes Flexiforge(TM) end connectors, Ball Flange(TM) connectors and Load Limiting(TM) connectors used in pipeline and flowline tie-ins, emergency repairs to pipelines, flow lines and risers and to
retrofit  mainline  lateral tie-ins.   The  Company  offers  a  standard
product  line  and also  offers  modifications  of  its  connectors  for
specialized applications.   In  the  last  two  years,  the  Company has
diversified into land-based pipeline components with a product line of electrical isolation joints known as Big Inch Insulating FlangesTM,
which  are used to isolate segments of pipelines  from  corrosion.   The
Company has also developed the InnerLOCK(TM) Cutter system, a mechanical cutter that removes stubs (abandoned in-place drillpipe) without the use of explosives, by cutting them from inside the pipe and the BIMS-Tap(TM) Tee, a mechanical subsea "hot tap" device that permits the joining of two subsea pipelines without requiring the pipelines to be brought to
the  surface  and  without interrupting the flow in the pipelines.   The
Company  believes  that   the   Big   Inch   products   permit  pipeline
construction, repair and removal to be performed faster and more efficiently than conventional systems.

   Components of Big Inch connectors are forged and machined to Big Inch specifications by various unaffiliated contractors in the United States and the United Kingdom. At its Houston plant, the Company assembles these components, and the assembled products are shipped to customers or used by the Company in its own diving operations. Assembly, quality control and warehousing of Big Inch products are conducted at offices in Houston, Texas and Aberdeen, Scotland. Although Big Inch sales are made primarily to users in the Gulf of Mexico and the North Sea, Big Inch products are marketed and sold worldwide through both its Aberdeen and Houston offices. Big Inch products are marketed in conjunction with the Company's subsea services and are also sold to third-party installers.

   Marginal Well Production Systems. The Company manufactures and installs the Tarpon System, a patented production system primarily used in offshore marginal field development. A Tarpon System consists of underwater anchor piles and a cable guying assembly that supports a site-specific well protector caisson, boat landing, platform and related production equipment. Tarpon Systems are best suited for marginal well production in water depths from 80 to 300 feet and for the production of larger fields using a satellite system of multiple Tarpon System structures tied into a central production facility. The Company believes that Tarpon Systems are a cost-effective alternative to traditional, fixed multi-leg platforms or other minimal systems because of their relatively low construction costs and ability for rapid installation, allowing oil and gas producers to recognize early cash flows from production. The Company has at least seven competitors in this market, comprised primarily of engineering firms. The Company is actively seeking opportunities for the Tarpon System both in the United States and select international areas including West Africa, the Middle East, India and Southeast Asia.

   Concrete Storage Barges. The Company manufactures concrete storage barges that may be used as an alternative to steel tankers for offloading and storage of up to 350,000 barrels of oil either on the surface or in water depths up to approximately 350 feet. Concrete floating or subsea barges can be used with a Tarpon System for storage of oil produced from marginal fields that do not have existing pipeline infrastructure. The Company also intends to offer the concrete storage barges to others on a stand-alone basis.

Marketing

   The Company's marketing efforts with respect to its diving services are primarily concentrated in the Gulf Coast and West Coast of the United States, in West Africa and in the Middle East. The Company maintains a focused marketing effort through a direct sales force consisting of approximately 20 full-time sales personnel operating from Lafayette, Houma, and Harvey, Louisiana; Houston, Texas; Oxnard, California; Kansas City, Kansas; and Columbus, Ohio. The Company also has sales offices located in Lagos, Nigeria and Dubai, United Arab Emirates. The Company's senior management participates in the Company's marketing efforts. The Company's diving services are often marketed in conjunction with Big Inch and Tarpon System products and the Company's other service and product lines.

Safety and Quality Assurance

   The Company maintains a stringent safety and quality assurance program that encompasses all areas of its operations and relies substantially on employee experience and involvement. An offshore safety officer is assigned to every diving project regardless of size. In connection with its safety program, the Company maintains a rigorous in-house diver training program. The Company's training program requires each new diver (who must be a graduate of a certified diving school) to spend at least 6 to 10 days of intensive onshore skill based training prior to offshore deployment. In addition, each new diver must spend at least two years as a diving tender, maintaining equipment and providing other top-side support to more experienced divers and, in the process, learning how to complete diving assignments safely and efficiently, and approximately two years as a junior diver on a large crew, gaining more experience from the Company's senior divers. The Company stresses diver safety and training throughout the diver's tenure with the Company. The Company believes that its safety program and commitment to quality have given it a competitive advantage in attracting and retaining customers and divers. The accomplishments of the Company's safety program were recognized by the National Oceans Industries Association ("NOIA"), which awarded its Safety in Seas Award jointly to the Company and the Gulf of Mexico business unit of Chevron USA, Inc. in 1996. In 1997, NOIA awarded its Safety in Seas Award to the Company for its SMARTSM program. The program emphasizes Self-Esteem, Management, Accountability, Responsibility and Training. The Company is the only award winner that has won the Safety in Seas Award in two consecutive years.

Customers and Competition

   The Company's offshore customers include a broad base of major and independent oil and gas companies, offshore engineering and construction companies and major pipeline transmission firms. The Company provided diving and related services to approximately 700 customers in the year ended December 31, 1996. The Company's ten largest customers accounted for 44% of the Company's total revenue in the year ended December 31, 1996 and for 46% and 39% of the Company's total revenues during the fiscal years ended October 31, 1995 and 1994, respectively. For the year ended December 31, 1996 and the year ended October 31, 1994, Chevron U.S.A. accounted for 24% and 10%, respectively, of the Company's total revenues. For the year ended October 31, 1995, United Meridian Corporation accounted for 14% of the Company's total revenues. In 1995 the Company entered into an alliance agreement with Chevron U.S.A.'s Gulf of Mexico business unit under which the Company is a preferred provider of diving services and has received a significant portion of the Chevron unit's undersea work at prevailing rates.

   The level of activity that the Company may perform for a single offshore customer depends on, among other things, the amount of the customer's capital expenditure budget devoted to diving projects in any single year. This amount may vary substantially from year to year. As a result, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in other years.

   The available market for diving services is essentially divided between the call-out (or day rate) market and the turnkey (fixed price) market. Contracts are obtained either through direct negotiation with the customer or pursuant to bidding procedures established by the offshore customer. The Company typically enters into "master service agreements" or similar arrangements with most of its offshore customers, that expedite providing call-out diving services for those customers and enhance the Company's customer relationships. These contracts establish daily rates and terms (such as insurance requirements) for services that the customer may need in the future or on an emergency basis. Master service agreements may be long-term, may be reviewed and renewed each year, or may be of whatever duration the parties stipulate.

   In past years the Company derived approximately 80% to 90% of its revenues from the call-out market and approximately 10% to 20% of its revenues from the turnkey market. More recently, however, the percentage of turnkey revenues derived by the Company has increased to approximately 20% to 30%. The Company expects this trend to continue as its customers attempt to use fixed price contracts as a method of reducing their costs and risks and to predetermine their costs for budgetary purposes. The Company attempts to minimize the financial risks associated with fixed-price contracts by stipulating certain conditions to its performance that, if not met by the customer, result in increased charges. The Company may not, however, be able to anticipate all such risks and, especially in a very competitive market, the Company may not be able to obtain such protective terms.

   The Company's inland customers include utility companies, railroad companies, state and federal governmental agencies (such as the U.S. Army Corps of Engineers and the U.S. Bureau of Reclamation) and political subdivisions such as city and county governments. Inland diving and related services contracts are generally obtained pursuant to formal bidding procedures established by the inland customer.
Competition in the inland market is based largely on price, although type of equipment available, location of or ability to deploy such equipment and quality of service are other factors considered by the customer.

   Because   diving  services  contracts  in  the  call-out  market  are generally bid upon and entered into one to two weeks prior to the planned commencement of the projects, the Company in the past has had no significant call-out diving services backlog. However, as a result of recent increases in turnkey projects and the increased activities of Inland and West Coast Services (in which turnkey projects are more common), at February 28, 1997 the Company's backlog of projects to be performed in 1997 was approximately $22.6 million.

   The offshore diving industry is highly competitive and is influenced by events largely beyond the control of the Company. At various times since 1986, many oil and gas companies significantly decreased their expenditures for development projects in the Gulf of Mexico in response to substantial declines in oil and gas prices. Also during that period, a number of smaller diving firms have been acquired or have ceased operations entirely. In addition, some of the Company's major competitors have reorganized and redirected their efforts to different or more specialized markets. While more than 50 independent diving companies operated in the Gulf of Mexico in 1980, fewer than ten currently operate on an on-going basis in the Gulf of Mexico. In addition, three offshore construction companies operating in the Gulf of Mexico own diving subsidiaries or divisions that provide substantially all of the diving services required by their respective parent companies. The Company has three principal competitors in its Gulf of Mexico market, Oceaneering International, Inc., Global Industries, Ltd. and Cal Dive International, Inc. The remaining smaller diving companies in the Gulf of Mexico also compete with the Company for diving projects that require less sophisticated equipment or diving techniques. Although the Company occasionally provides diving services to offshore construction companies with in-house diving operations, the Company does not expect to derive substantial revenues from such services. Moreover, such in-house diving operations also provide diving services to unaffiliated third parties and compete with the Company and other diving companies in the Gulf of Mexico on a limited basis.

   The Company has two major competitors with well developed international sales capabilities (Hydro Tech, Inc. and Oceaneering International, Inc.) that manufacture product lines of connectors used in the repair and construction of underwater pipelines. Both of these manufacture connectors using elastimer seal technology as opposed to the patented Big Inch metal-to-metal seal technology. Several smaller companies also compete in the connector market, one of which offers metal-to-metal seal technology. Despite the generally higher price of Big Inch products, management believes that the Company competes effectively on the basis of the installation, responsiveness and quality advantages associated with its metal-to-metal seal technology.

   Competition for underwater services historically has been based upon the type of underwater equipment available, location of or ability to deploy such equipment, quality of service and price. In recent years, price has been the most important factor in obtaining contracts, although the abilities to develop improved equipment and techniques and to attract and retain skilled personnel are also important competitive factors. The Company believes, however, that the awarding of contracts on the basis of pre-existing relationships between the customer and supplier, combined with the reliability and quality of the supplier's services, is a trend that has benefited the Company. An example of this is the Company's relationship with Chevron U.S.A.'s Gulf of Mexico business unit, which has resulted in the Company's obtaining one of only two such alliances currently existing between a diving contractor and a major oil company in the Gulf of Mexico market. The Company competes in all of its service and product lines with both large and small companies, and certain of these companies are larger and have greater financial and other resources than the Company. Should the Company's competitors develop and market products or services that are technologically superior to any products manufactured or services rendered by the Company, the Company's ability to market its products and services would be significantly impaired.


Patents

   The Company owns certain technology (including patents) with respect to its Big Inch pipeline connector products line, the pressurized rotary
joints  used  in  the  NEWTSUIT(TM),   certain   underwater  Ultrascan(TM)
radiography systems, its Sonar ScourVision(TM) system,  and  the  Tarpon
System.   The  Company  believes  that  its  customer  relationships and reputation, together with its technical expertise, responsiveness to customers and full-service capabilities, are of greater competitive significance to the Company than its technology. While the Company's business is not dependent on any one of its patents, the loss of patent protection for the Company's entire Big Inch product line could have a
material  adverse  effect on the Company's  competitive  position.   The
Company's Big Inch patents generally are scheduled to expire from 1999 to 2003. Although the patent for one of the Big Inch products has expired, due to the high start-up costs of this product, management does not believe that the loss of the exclusive use of this patent will have a material adverse effect on the Company's competitive position. The patents covering the NEWTSUI(TM) joints will expire in the years 2004 through 2009 and have an average remaining term of approximately nine years.

Government Regulation

   Many aspects of the Company's operations are subject to governmental regulation, including regulation by the U.S. Coast Guard and the Occupational Safety and Health Administration, as well as by private industry organizations such as the American Bureau of Shipping and the Association of Diving Contractors. The Coast Guard sets certain safety standards and is authorized to investigate vessel accidents and recommend improved safety standards relating to vessels and offshore diving. The Occupational Safety and Health Administration performs similar functions with respect to the Company's onshore facilities and operations. Virtually all employees engaged in the Company's offshore diving operations are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which operate to exempt these employees from the limits of liability established under worker's compensation laws and instead permit them or their representative to maintain an action against the Company for damages for a job related injury, with no limitations on the Company's potential liability. Certain of the Company's employees may also be covered by the Longshoremen and Harbor Worker's Act, which permits such employees to seek compensation for a job related injury under that act. As a result of the Company's expansion into Nigeria, the Middle East and other foreign jurisdictions, the Company is also subject to regulation by other governments.

   The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The kinds of permits, licenses and certificates required in the Company's operations depend upon a number of factors. The Company believes that it has obtained or can obtain all permits, licenses and certificates that are necessary to the conduct of its business.

   In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, the Company's business is affected by laws and regulations, as well as changing taxes and governmental policies, relating to the oil and gas industry generally. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the Minerals Management Service.

   The operations of the Company are also affected by numerous federal, state and local laws and regulations relating to protection of the environment including the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972 and the Oil Pollution Act of 1990. In addition, the Company's environmental services operations are subject to regulation by various local, state and federal agencies including the Louisiana Department of Environmental Quality and U.S. Environmental Protection Agency, among others. The Company is not aware of any non-compliance with applicable environmental laws and regulations that would likely have a material adverse effect on the Company's business or financial condition. The requirements of these laws and regulations are becoming increasingly complex, stringent and expensive to comply with, and some environmental laws provide for liability for damages to natural resources (including damage to fish and wildlife) or threats to public health and safety. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances into the environment even after such substances have been transferred to a disposal contractor. Sanctions for non-compliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Such laws and regulations may expose the Company to liability for (i) its actions that may cause environmental damage such as vessel collisions with rigs, tankers or pipelines, (ii) environmental harm caused by defective Company-manufactured products, improper installation of products manufactured by others or the improper handling of hazardous materials,
(iii) the conduct of or conditions caused by others, or (iv) acts of the Company that are in compliance with all applicable laws at the time such acts were performed. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution, clean-up and containment of the foregoing in amounts that the Company believes are comparable to policy limits carried in the offshore diving industry.

   The Company's vessel operations in the Gulf of Mexico are considered to be engaged in "coastwise trade" under federal maritime law and are, therefore, subject to special regulation by federal government agencies. Under these laws and regulations, only vessels owned by United States citizens that are built in and documented under the laws of the United States may engage in "coastwise trade." Certain provisions of the Company's Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens.

Insurance

   The Company's operations are subject to the inherent risks of offshore and inland marine activity including accidents resulting in personal injury, the loss of life or property, environmental mishaps, mechanical failures and collisions. The Company's diving and vessel operations involve numerous hazards to divers, vessel crew members and equipment, and can result in greater incidence of employee injury and death and equipment loss and damage than occurs in many other service industries. The Company's ownership and operation of vessels gives rise to large and varied liability risks, severe risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both the Company and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. The Company's manufacturing operations involve significant risks, particularly product liability and warranty claims. Company-manufactured products installed in the past, as well as those installed in the future, could give rise to such claims.

   The Company maintains insurance that it believes is in accordance with general and industry standards against normal risks of its operations. The Company also carries workers' compensation, maritime employer's liability, general liability, product liability and other insurance customary in its business. All insurance is carried at levels of coverage and deductibles that the Company considers financially prudent, although there can be no guarantee that the amount of insurance carried by the Company is sufficient to protect it fully in all events. Liabilities to customers and third parties for damages caused by claimed defects in products manufactured by the Company may be significant and are not insured to the extent that they are in the nature of warranty claims or consequential damages. A successful liability claim for which the Company is underinsured or uninsured could have a material adverse effect on the Company. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable or that all types of coverage will be available.


Employees

   The size of the Company's work force, other than its clerical and administrative personnel, is variable and depends upon the Company's workload at any particular time. Diving personnel are paid only for actual days worked, but are available on a year-round basis and are entitled to participate in all of the Company's employee benefit programs. At December 31, 1996, the Company employed 182 divers, 141 tenders, 43 diving supervisors, 327 vessel crewmen, barge crewmen and operations support personnel, and 207 clerical and administrative personnel. Of these persons, 760 are hourly employees (divers are paid on an hourly basis) and 140 are salaried employees. The Company believes that its relationship with its employees is satisfactory.



        UNCERTAINTY OF FORWARD-LOOKING INFORMATION; RISK FACTORS

   Certain  of the statements set forth in Items 1, 3 and 7 and elsewhere in this report (such as, for example, statements as to planned capital expenditures and market opportunities; anticipated personnel and vessel rates and utilization; extent of future rate of pipeline installation and repair; anticipated demand for Company products; anticipated deep water development activities; international expansion opportunities; and anticipated Company diversification) are not statements of historical fact, are forward-looking and are based upon the Company's current  belief
as to the outcome and timing of such future  events.   A variety of risks
and uncertainties including many beyond the control of the Company can affect the outcome and timing of such events and can affect the financial performance of the Company generally. These factors include, but are not limited to, the matters described below. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's financial performance could be affected and actual  results and plans could differ materially from those expressed in the forward-looking
statements.   Investors  and prospective investors should  consider  the following information, as well as the other information contained in this report, in making any investment decision with respect to Company securities.

Cyclical Demand; Dependence on Energy Industry

   The demand for the Company's offshore diving services has traditionally been cyclical, depending on the condition of the oil and gas industry, and specifically on the capital expenditures of oil and gas companies for exploration and production activities. These capital expenditures are influenced by both short-term and long-term trends in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and other nations, the discovery rate of new oil and gas reserves in offshore areas, local and international political, regulatory and economic conditions and the ability of oil and gas companies to generate capital. The Company believes there has been a general increase in the level of exploration and production activities in the Gulf of Mexico in recent years resulting from increases in oil and gas prices, but the extent and duration of this condition is beyond the control of the Company and will depend primarily upon worldwide oil and gas prices and the capital expenditures of oil and gas companies for offshore development. A significant or prolonged reduction in natural gas or oil prices in the future would likely depress offshore drilling and development activity, reduce the demand for the Company's services and could have a material adverse effect on the Company's financial condition and results of operations.

Operating Risks and Limitation of Insurance Coverage

   The Company's operations involve a high degree of operational risk, particularly of personal injuries, fines and costs imposed by government agencies, product liability and warranty claims, and third party consequential damage claims. The Company's diving and vessel operations involve numerous hazards to divers, vessel crew members and equipment, and result in a greater incidence of employee injury and death and equipment loss and damage than occurs in many other service industries. Virtually all employees engaged in the Company's offshore diving operations are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which operate to exempt these employees from the limits of liability established under worker's compensation laws and, instead, permit them or their representatives to maintain actions against the Company for damages or job related injuries, with no limitations on the Company's potential liability. The Company's ownership and operation of vessels give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both the Company and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. The Company's manufacturing operations involve significant risks, particularly product liability and warranty claims and installation risks. Company-manufactured products installed in the past, as well as those to be installed in the future, could give rise to such claims. The Company maintains insurance that it believes is in accordance with general industry standards against the normal risks of its operations. Such insurance, however, is subject to various exclusions, and there can be no assurance that the Company's insurance policies will be sufficient or effective under all circumstances or against all liabilities to which the Company may be subject. Liabilities to customers and third parties for claimed defects in products or damages caused by defective products manufactured by the Company may be significant and are not insured to the extent that they are in the nature of warranty claims or other claims based on breach of contract, nor has the Company established substantial reserves for such claims. A successful claim for which the Company is not fully insured could have a material adverse effect upon the Company and its financial condition. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable or that all types of coverage will be available. See "Business--Insurance."


Availability of Divers

   Divers require up to two years of diving school followed by two or more years of apprenticeship and on-the-job training before they are considered qualified to work as divers for the Company. With only six diving schools producing diving graduates qualified to be employed by the Company (a decrease from 12 in 1980), fewer divers are available for employment. As a result, there can be no assurance that the Company will have a supply of qualified divers sufficient to conduct and expand the Company's diving operations. Although none of the terms and conditions of employment of the Company's divers are determined by collective bargaining with a union, there can be no assurance that the Company's divers may not be subject to union organization attempts and collective bargaining in the future. The Company believes that its ability to employ divers and other employees not subject to a collective bargaining agreement is important to its ability to compete successfully for diving work.

Contract Bidding Risks

   A significant percentage of the Company's total revenues is derived from increasingly large contracts performed on a fixed-price basis. This percentage and the relative size of such contracts are expected to increase in the future. Fixed-priced contracts are inherently risky because of the possibility of underbidding and the Company's assumption of substantially all of the project's operational risks. The revenue, cost and gross profit realized on such contracts often vary from the estimated amounts for various reasons including, among others, changes in weather and other job conditions, variations in labor and equipment productivity (such as equipment failure) from original estimates, project modifications creating unreimbursable costs overruns and supplier or subcontractor failure to perform. These factors and the risks inherent in the diving and the inland marine construction industry can result in reduced profitability or losses on fixed-price contracts. When demand for the Company's diving services decreases, the percentage of fixed-price contracts may increase. Accordingly, the normal negative effects on the Company's operations resulting from decreased demand can be exacerbated by an increased percentage of fixed-price contracts. Moreover, the failure to obtain large projects, delays in the awarding of large projects, the postponement of previously awarded projects or delays in completion of large projects may negatively impact the Company's results of operations and financial condition. See "Business- -Customers and Competition."

Effect of Adverse Weather Conditions; Seasonality

   The Company's diving services--both offshore and inland--are often curtailed when adverse weather conditions are present or anticipated. During such periods of curtailed activity, the Company continues to incur operating expenses, but revenues from operations are delayed or reduced. Weather conditions during the winter months are generally adverse and substantially curtail the Company's diving activities in the Gulf of Mexico and, to a lesser but nevertheless substantial extent, in the inland waters of the United States. Winter conditions typically begin in December and continue until April, although in some years, can begin as early as late September and continue through early May. Although adverse weather is more typical during the winter months, operations can be curtailed by weather conditions at any time, as has happened, for example, during extended periods when hurricanes and tropical depressions are present or expected in the Gulf of Mexico.

Availability of DSVs

   There has been no significant construction of vessels within the worldwide marine support services industry since the early 1980s. As a result, there is a shortage of both new and used DSVs and vessels convertible into DSVs. Thus, the Company's ability to replace vessels or increase the size of its DSV fleet through the purchase of new, used or converted vessels may be significantly adversely affected by this shortage and any acquisition may be cost prohibitive.

International Operations

   The Company's international diving activities, which started in West Africa in 1992, have continued to expand and play an increasingly important role in Company operations. These international operations are subject to additional risks, including the Company's relative inexperience in new international markets, financial and political instability, civil unrest, asset seizures or nationalization, currency restrictions, fluctuations and revaluations, import-export restrictions, and tax and other regulatory requirements. There can be no assurance that the Company will not experience material adverse developments with respect to its operations outside the United States; such developments, if they were to occur, could have a material adverse effect on the Company's results of operations and financial condition. See "Business- -Subsea and Other Services--International Services."

Dependence on Key Personnel

   The Company's success depends on the continued active participation of the Company's key officers and operating personnel. The loss of the services of any one of these persons could have a material adverse effect upon the Company. The Company does not hold key-man life insurance policies covering any Company officer, nor does the Company have employment agreements or non-competition agreements with any of its key officers or employees other than Rodney W. Stanley, the Company's President and Chief Executive Officer. See "Executive Officers of the Registrant."

Regulatory and Environmental Matters

   The Company's DSVs and operations are subject to various types of governmental regulation, including many federal, state and local environmental protection laws and regulations, which are becoming increasingly complex and stringent. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, the Company's operations are affected by laws and regulations, as well as changing taxes and policies, relating to the oil and gas industry generally. Significant fines and penalties may be imposed for non-compliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which are in compliance with all applicable laws at the time such acts were performed. The Company does not believe that compliance with current environmental laws or regulations is likely to have a material adverse effect on the Company's business or financial condition or results of operations. See "Business--Government Regulation."

Competition

   The Company's business is highly competitive. Although some consolidation has occurred in the Gulf of Mexico diving services industry in recent years, the remaining companies aggressively compete for available diving projects. While the Company believes that customers continue to consider the quality of the supplier's services and equipment, price has become an increasingly more important factor in the selection process. In all of its operations, the Company competes with both large and small companies, and certain of these competitors are larger and have greater financial and other resources than the Company. It is possible that competitors, particularly large, international companies, could relocate vessels, other equipment and personnel to the Gulf of Mexico and other areas in which the Company operates with the result that competition could increase and adversely affect the Company's revenues and operating margins. Should the Company's competitors develop and market services or products that are technologically superior to those of the Company, the Company's ability to market its services and products would be significantly impaired. In addition, it is possible for an experienced individual in the industry who has at least minimal contacts with customers and divers to begin a business that could compete successfully with the Company, particularly with respect to smaller, independent customers. See "Business--Subsea Products--Pipeline Connector Products" and "Business--Customers and Competition."

Anti-Takeover Provisions

   Certain provisions of the Company's Amended and Restated Articles of Incorporation (the "Articles of Incorporation") and By-laws, including, among others, provisions allowing the Company's Board of Directors to issue preferred stock, and certain provisions of the Louisiana Business Corporation Law under which the Company is incorporated, may tend to deter potential unsolicited offers or other efforts to obtain control of the Company that are not approved by the Board of Directors. Such provisions may therefore deprive the stockholders of opportunities to sell shares of the Common Stock at prices higher than prevailing market prices.

Absence of Dividends

   The Company has never paid cash dividends on its Common Stock and intends for the near future to retain any earnings otherwise available for dividends for the future operation and growth of the Company's business. In addition, the Company's loan agreement restricts the payment of cash dividends on its capital stock. See "Market for the Registrant's Common Equity and Related Shareholder Matters."

Limitation on Foreign Ownership

   The Company's Articles of Incorporation contain limitations on the percentage of outstanding Common Stock and other classes of securities that can be owned by persons who are not United States citizens within the meaning of certain statutes relating to the ownership of United States flag vessels. Consistent with statutory requirements, the Articles of Incorporation prohibit the ownership of more than 23% of the outstanding Common Stock by persons other than United States citizens. The restrictions imposed by the Company's Articles of Incorporation may at times preclude United States citizens from transferring their Common Stock to persons other than United States citizens. This may restrict the available market for resale of shares of Common Stock and for the issuance of shares of Common Stock by the Company.


ITEM 2.  PROPERTIES

   Vessels. The Company's offshore diving activities are performed from the Company's 20 DSVs, as well as from structures and vessels owned by others. The DSVs are offshore utility and supply vessels that have been converted and equipped to support diving operations for offshore construction, inspection, maintenance, and repair work. All of the Company's vessels are United States-flagged vessels except for the "American Eagle" (Honduran-flagged), the "American Constitution" and the "American Pioneer" (Panamanian-flagged). Eleven of the Company's DSVs are mortgaged as collateral for the Company's bank borrowings. The following table describes the Company's DSVs, all of which are owned by wholly owned subsidiaries of the Company:

                                                                      Vessel
                                                                      Length     Year
Vessel                    Vessel Type           Home Port             (feet)   Acquired
_______                   ___________           _________            ________ __________

American Constitution     Four-point anchor    Port of Iberia, La      210       1996
                          system/saturation
                          diving/moonpool
American Pioneer          Dynamically          Port of Iberia, La      200       1996
                          positioned/ ROV and
                          NEWTSUIT(TM) support
American Recovery         Tug/diving support   Oxnard, Ca.             150       1996
American Pride            Four-point anchor    Port Harcourt, Nigeria  185       1990
                          system
American Victory          Four-point anchor    Port of Iberia, La.     166       1993
                          system
American Star             Four-point anchor    Port of Iberia, La.     165       1989
                          system/ saturation
                          diving
American Patriot          Four-point anchor    Oxnard, Ca.             165       1994
                          system/40-ton crane
American Triumph          Four-point anchor    Port of Iberia, La.     165       1996
                          system
American Independence     Four-point anchor    Port of Iberia, La.     165       1996
                          system
American Eagle            Four-point anchor    Port Harcourt, Nigeria  150       1986
                          system
American Spirit           Four-point anchor    Port of Iberia, La.     130       1994
                          system
American Liberty          Four-point anchor    Fourchon, La.           125       1990
                          system
American Diver            Diving support       Port of Iberia, La.     110       1983
Pipeline Surveyor         Diving support       Fourchon, La.           110       1985
American Scout            Diving support       Port of Iberia, La.     110       1996
Pipeline Inspector        Diving support       Port of Iberia, La.     105       1985
Pipeline Diver            Diving support       Port of Iberia, La.     105       1985
Pipeline Observer         Diving support       Fourchon, La.            95       1990
American Progress         Crewboat/survey      Oxnard, Ca.              65       1994
                          support
American Endeavor         Utility tug/ROV      Oxnard, Ca.              65       1994
                          support

   In addition to the DSVs listed above, the Company operates a 150-foot jack-up derrick barge, the "American Intrepid," which it time-chartered in 1995. The Company owns a 220-ton Manitowoc crane that is installed on the American Intrepid.

   The Company manages its vessel fleet so as to maintain a competitive presence in each of its targeted market areas and to pursue project opportunities as they arise in each area. The Company frequently evaluates the need to reposition vessels and from time to time does so. For example, in August 1995 the Company repositioned the American Pride from its Dubai, United Arab Emirates operations base to its Port Harcourt, Nigeria base to pursue chartering opportunities in West Africa in fiscal 1996 and in November 1996 the Company repositioned the American Eagle from its Port of Iberia, Louisiana base to its Port Harcourt, Nigeria base. The average age of the Company's vessels is approximately 27 years.

   The Company's vessel fleet is maintained, as required by law and by its insurers, in accordance with governmental regulations and classification standards of either or both the American Bureau of Shipping and the U.S. Coast Guard or, with respect to its foreign-flagged vessels, the regulations of the respective foreign governments. The Company's United States-flagged vessels are subject to annual inspections and to drydocking in which compliance with applicable regulations and standards is monitored, after which any necessary modifications or repairs are made. In addition to complying with these regulations and standards, the Company performs supplemental repairs and maintenance on its vessels as part of a regular preventive maintenance schedule and on an as-needed basis.

   The vessels are also equipped with various winches, cranes and other support equipment. Several of the Company's DSVs are equipped with a four-point anchor system that maintains the ship in proper position. The dynamic positioning system of the "American Pioneer" can, through thrusters coordinated by the vessel's onboard computer system, maintain the vessel on station for an extended period of time without the use of anchors.

   ROVs. The Company's ROVs are submersible, unmanned, remotely controlled vehicles that are powered and operated from a surface platform (a DSV, barge or other platform) by a crew of trained pilots through an umbilical containing electric power and communications cables. The Company's ROVs are generally used to complement, support and increase inspection work and photography tasks. At December 31, 1996, the Company owned and operated five observation ROVs, which are equipped with subsea lights, sonar, video cameras and other equipment that transmit subsea video and other information to their surface operators to support the work of the Company's divers. Also at December 31, 1996, the Company operated two work ROVs, which are equipped with lights and video equipment as well as manipulators, which permit them to perform tasks in water depths up to 3,000 feet.

   Facilities. The Company typically leases office facilities to house its administrative staff (other than the Lafayette corporate headquarters building and the Port of Iberia operations base, which it owns), shops equipped for fabrication, testing, repair and maintenance activities, warehouses and yard areas for storage and mobilization of equipment enroute to work sites, and dock facilities for the Company's DSVs. The Company has facilities in California, Kansas, Louisiana, Ohio, Texas, Canada, Nigeria, and the United Arab Emirates. The Company also owns a facility in Houma, Louisiana that is currently held for sale and not used as an operations base. The following table describes the Company's primary facilities:

                        Approximate
   Location             Square Feet      Primary Use(s)
   ________             ___________      _______________
Lafayette, Louisiana        24,000      Corporate headquarters
Lafayette, Louisiana         6,000      Tarpon Systems/jack-up barge operations
Port of Iberia, Louisiana   29,000(1)   Gulf of Mexico diving and vessel operations
Harvey, Louisiana           31,000(2)   Gulf of Mexico diving operations
Houston, Texas              27,240(3)   Big Inch/Inland headquarters
Oxnard, California          23,000(4)   West Coast diving operations
Kansas City, Kansas          9,000(5)   Inland diving operations
Columbus, Ohio               8,600(6)   Inland diving operations
Dubai, UAE                  11,500(7)   International diving operations
Port Harcourt, Nigeria      13,500(8)   International diving operations
Vancouver, Canada            4,970(9)   HSI headquarters/shop space

__________________________
(1)      Includes  approximately  6,000 square  feet  of  office  space,
         23,000 square  feet  of  shop/warehouse space, 23 acres of yard space and 1,800 feet of waterfront access.

(2) Includes approximately 4,000 square feet of office space and 27,000 square feet of shop/warehouse space.

(3) Includes approximately 8,500 square feet of office space, 18,740 square feet of shop/warehouse space and 83,160 square feet of yard space and parking.

(4) Includes approximately 10,000 square feet of office space and 13,000 square feet of shop/warehouse space.

(5) Includes approximately 2,700 square feet of office space, 6,300 square feet of shop/warehouse space and approximately one acre of yard space.

(6) Includes approximately 3,000 square feet of office space, 5,600 square feet of shop/warehouse space and two acres of yard space.

(7) Includes approximately 3,000 square feet of office space and 8,500 square feet of shop/warehouse space.

(8) Includes approximately 3,500 square feet of office space, 10,000 square feet of shop/warehouse space and 16,000 square feet of yard space.

(9) Includes approximately 2,970 square feet of office space and 2,000 square feet of shop/warehouse space.


   Equipment. The Company owns an extensive inventory of diving equipment, including six saturation diving systems (five of which are operational), seven NEWTSUITsTM (one of which is used for training and demonstration only), compressors, decompression chambers, high pressure water blasters, jet pumps, hydraulic power tools, welding machines, tuggers, underwater video systems, UltrascanTM recordable non-destructive testing systems, and TH-1000 x-ray systems. The Company performs routine maintenance on all of its equipment and generates timely status reports to track use and availability of the Company's equipment.

ITEM 3.  LEGAL PROCEEDINGS

   A large oil and gas company has instituted litigation against subsidiaries of the Company in Edinburgh, Scotland seeking damages of approximately U.S. $3.0 million, plus interest and costs, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. Prior to installation the product was hydrostatically tested onshore and during the test it did not leak or otherwise malfunction. After installation but before oil or gas flowed through the pipeline under pressure the product was removed and replaced by the customer against the recommendations of the Company's subsidiaries. The product did not leak and no environmental damage is alleged. The Company believes that the product was fully suitable for service and intends to defend the claim vigorously, although no assurance can be given as to the ultimate outcome of the litigation.

   The Company and certain of its subsidiaries are also parties to various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence or alleged "unseaworthiness" of the Company's vessels. While the outcome of these lawsuits cannot be predicted with certainty, the Company believes that its insurance coverage with respect to such claims is adequate and that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its business or financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information as of the date of this Prospectus with respect to the directors and executive officers of the Company.

Name                 Age         Position
______              _____        __________
George C. Yax        55        Director and Chairman of the Board

Rodney W. Stanley    52        Director, President and Chief Executive Officer

Prentiss A. Freeman  48        Director, Executive Vice President and Chief
                                 Operating Officer

Cathy M. Green       31        Vice  President-Finance and Chief Financial
                               Officer

Quinn J. Hebert      33        Corporate Counsel and Secretary

Robert B. Suggs      49        Vice President/General Manager-Offshore Division


   The following biographies describe the business experience of the directors and executive officers of the Company:

   George C. Yax co-founded the Company in 1981 and has served as Chairman of the Board since its inception. Mr. Yax served as President and Chief Executive Officer from the Company's inception until December 1996. Mr. Yax has over 28 years of experience in the subsea services industry. Mr. Yax is a director of the National Oceans Industries Association and has also served in various officer capacities for the Association of Diving Contractors. Mr. Yax holds a BBA degree and an MBA degree from Sam Houston University.

   Rodney W. Stanley joined the Company on August 1, 1996 as a Director and Senior Vice President-International Operations and became President and Chief Executive Officer of the Company in December 1996. Mr. Stanley has over 33 years of experience in the subsea services industries. From 1995 to May 1996, he served as President and Chief Executive Officer of Hard Suits Inc., which was acquired by the Company in 1996. From 1986 to 1995, Mr. Stanley was President and Chief Executive Officer of Sonsub, Inc., a leading provider of specialist subsea engineering and heavy work class ROV services, which he founded in 1986. From 1969 to 1984, he held various management positions at Divcon, Inc. and its successor, Oceaneering International, Inc.

   Prentiss A. Freeman joined the Company in 1986 as Vice President and General Manager of the Company's New Orleans office. He became Executive Vice President and General Manager of the Company in 1987 and has served as the Company's Executive Vice President and Chief Operating Officer since 1988. From 1983 to 1986, he served as President and Chief Operating Officer of Sonat Subsea Services (Americas), Inc., which was acquired by the Company in 1986. Mr. Freeman has over 28 years of experience in the subsea services industry, including six years as a diver.

   Cathy M. Green joined the Company in 1994 as Corporate Controller. She became Vice President-Finance and Chief Financial Officer in January 1996. Ms. Green has over eight years of experience in the accounting profession. From 1988 to 1994, she was employed by Price Waterhouse LLP, an independent public accounting firm, and served as a manager at such firm from 1992 to 1994. Ms. Green holds a BS degree from the University of New Orleans. She is a Certified Public Accountant.

   Quinn J. Hebert joined the Company in 1993 as Corporate Counsel and Secretary. Mr. Hebert has over eight years of experience in the legal profession. From 1988 to 1993, he was an associate with the law firm of Jones, Walker, Waechter, Poitevent, Carrere & Denegre, L.L.P., New Orleans, Louisiana. Mr. Hebert holds a BA degree from Louisiana State University and a JD degree from Boston College. He is a member of the Louisiana Bar Association.

   Robert B. Suggs joined the Company in 1985 as the Company's Vice President-Operations. He became Vice President/General Manager-Offshore Division in 1990. From 1981 to 1985, Mr. Suggs served as Vice President-Diving Services for Sea Con, Inc. In 1975, Mr. Suggs co-founded Sea Dive, Inc., which was sold to Sea Con, Inc. in 1981. He has over 25 years of experience in the diving industry, including six years as a diver. He served in the United States Navy aboard a nuclear submarine from 1966 to 1970.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS


   The Common Stock of the Company commenced trading on the NASDAQ National Market under the symbol "DIVE" on July 21, 1993. The following table presents high and low bid quotes for the Company's Common Stock as reported by the NASDAQ National Market System for each fiscal quarter and interim period since trading began on July 21, 1993. In 1996, the Company changed the end of its fiscal year from October 31 to December 31.

                                                      High       Low
                                                      ----       ---
Quarter Ended:
   July 31, 1993(1)                                 $ 9.750    $9.000
   October 31, 1993                                  12.500     9.250
Quarter Ended:
   January 31, 1994                                  12.250     8.375
   April 30, 1994                                    10.250     7.250
   July 31, 1994                                      9.750     6.500
   October 31, 1994                                   7.500     6.000
Quarter Ended:
   January 31, 1995                                   7.000     5.375
   April 30, 1995                                     6.750     5.500
   July 31, 1995                                      6.750     5.750
   October 31, 1995                                   6.313     5.375
Transition Period:
   November 1, 1995 to December 31, 1995              7.875     5.625
Quarter Ended:
   March 31, 1996                                     8.750     6.750
   June 30, 1996                                     11.000     8.125
   September 30, 1996                                11.375     8.125
   December 31, 1996                                 14.125     9.750

(1)Prices are for the period July 21 to July 31, 1993.

   At February 28, 1997, the Company had approximately 2,000 holders of its Common Stock, including record holders and individual participants in security position listings.

   The Company has not paid cash dividends on its Common Stock since its inception. The Board of Directors does not anticipate payment of any cash dividends in the near future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The amended and restated loan agreement between the Company and its lending bank restricts the Company's payment of dividends for any fiscal quarter to 15% of the average of quarterly net income of the Company for the immediately preceding four fiscal quarters.


ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial and other data set forth below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.
                 Selected Consolidated Financial and Other Data
              (In thousands, except per share and operating data)


                                            Fiscal Year    Two Months
                                               Ended         Ended       Fiscal Year Ended October 31,
                                            December 31,  December 31,  _________________________________
                                               1996         1995 (1)     1995     1994     1993     1992
                                            ____________  ____________   _____    _____    _____    _____
Income Statement Data
  Diving and related revenues                $105,772       $15,486     $88,660  $52,755  $51,023  $36,875
  Diving and related expenses                  70,066        10,346      63,180   35,338   30,635   22,084
  Selling, general and
   administrative expenses                     19,486         3,055      19,318   14,222   10,808    8,303
  Depreciation and amortization                 6,815           889       5,064    3,415    2,153    1,650
  Operating income (loss)                       9,405         1,196       1,098     (220)   7,427    4,838
  Non-recurring charge (2)                        ---           ---         ---      ---  (27,301)     ---
  Interest expense                              1,246           220       1,377      297      341      277
  Income (loss) from continuing operations
   before income taxes and minority interest    8,971           994        (151)    (264) (20,030)   4,834
  Income (loss) from continuing operations      5,021           574        (329)    (257) (13,199)   3,269
  Loss from discontinued operations               ---           ---         ---   (1,696)    (638)    (555)
  Net income (loss)                             5,021           574        (329)  (1,953) (13,837)   2,714
  Earnings (loss) per share                       .74           .09        (.05)    (.29)   (2.52)    0.54
  Weighted average common shares outstanding    6,787         6,709       6,709    6,706    5,484    5,044

Other Data:
  EBITDA (3)                                  $16,220        $2,085      $6,162   $3,195   $9,580   $6,488
  EBITDA Margin (3)                                15%           13%          7%       6%      19%      18%
    Cash flow from operations                  19,642          (297)      1,375    4,423    3,968    3,344

Balance Sheet Data
  Working capital                             $12,222       $15,898     $14,067  $14,087  $26,362  $ 8,366
  Property, plant and equipment, net           43,041        25,550      26,079   24,424   14,659    8,693
  Total assets                                 92,907        63,921      69,408   61,607   47,601   26,068
  Current portion of long-term debt             1,702         1,375       2,000    2,488      121    1,144
  Long-term debt, less current portion          8,459         5,413       5,121    5,443      ---    2,189
  Total stockholders' equity                   45,845        39,555      38,989   39,327   41,099   14,168

Operating Data
  Average number of dive crews employed (4)       248           230         239      221      163      100
  Dive crew days (5)                           40,131         5,922      35,869   22,455   25,149   17,158
  Number of diving support vessels
     (DSVs) at end of period                       20            14          14       15       11       10
  DSV days (6)                                  3,565           443       2,831    2,376    2,227    1,636
  DSV utilization (7)                              51%           52%         47%      49%      59%      45%

(1) In June 1996 the Board of Directors of the Company changed the Company's fiscal year end from October 31 to December 31.

(2) Non-recurring, non-cash incentive compensation charge incurred at the time of the Company's initial public offering, at which time forfeiture restrictions applicable to stock previously awarded to Company employees were eliminated.

(3) The  Company  calculates  EBITDA  (earnings   before  interest,  taxes,
    depreciation and amortization) as operating income plus depreciation and amortization. EBITDA should not be considered as an alternative to net income  as  an  indication of the  Company's  operating  performance  or as an alternative to cash flow as a  better measure of liquidity.  EBITDA margin represents  EBITDA divided by the Company's total revenues in that period.

(4) A dive crew generally consists of (i) a diver and a tender (diver trainee/assistant) or (ii) one diving supervisor.

(5) A dive crew day is one calendar day during which one Company dive crew was engaged in an active project, was in transit or was waiting on inclement weather while under contract.

(6) A DSV day is one calendar day in which one Company DSV is offshore performing services, in transit or waiting on inclement weather while under contract.

(7) DSV  utilization  is  DSV  days  expressed as a percentage of DSV capacity.
    DSV capacity is the average number of DSVs available for operation in a given period multiplied by the number of days in that period.
    The Company's maximum DSV utilization is limited by the seasonality of offshore operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion of the Company's financial condition, results of operations, historical financial resources and working capital, and income taxes should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in this Annual Report. For a description of the Company's accounting policies, see Note 1 to the Company's consolidated financial statements.

  In June 1996, the Board of Directors of the Company changed the Company's fiscal year end from October 31 to December 31 so as to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry. As a result of this change in year end, the following discussion includes the year ended December 31, 1996; the two fiscal years ended October 31, 1995 and 1994 and the two-month transition periods ended December 31, 1995 and 1994.

Overview

   The Company's operations are affected by a number of factors, the most significant of which is the activity of the offshore oil and gas industry in the Gulf of Mexico, especially the timing of capital expenditures by oil and gas companies. These capital expenditures are influenced by oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and international markets, the discovery rate of new oil and gas reserves in offshore areas, local, state, federal and international political, regulatory and economic conditions, and the ability of oil and gas companies to generate capital, all of which are beyond the control of the
Company. Natural gas factors have a greater effect on the operation of the Company than oil factors because a majority of the production in the Gulf of Mexico is natural gas.

   The Company's results of operations will generally vary from reporting period to reporting period depending in large part on the location and type of work being performed, the mix of the marine services being performed, the season of the year and the job conditions encountered. The diving industry is highly seasonal as a result of the weather conditions that affect the timing of platform and pipeline construction and other diving related activities of oil and gas companies in the Gulf of Mexico, and the inland activities of the Company's customers. The winter conditions that are generally present from December through April substantially reduce the work that could otherwise be performed by the Company's dive crews and limit the use of the Company's DSVs stationed in the Gulf of Mexico. Although adverse weather conditions occurring from time to time from May through November may also adversely affect vessel use and diving operations, historically a disproportionate amount of the Company's diving services have been performed during this period. The Company expects a higher concentration of its total revenues and net income to be earned during the third (July through September) and fourth (October through December) quarters of its fiscal year compared to the first (January through March) and second (April through June) quarters. The Company expects the winter weather patterns to continue to have an adverse effect on the Company's Gulf of Mexico and inland diving operations.

   In general, large, complex underwater inland diving projects are awarded on a fixed price basis. With such projects, contract revenues are recognized on a percentage of completion basis for individual contracts based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. All known or anticipated losses on contracts are provided for currently. At December 31, 1996, the Company accounted for 10 contracts (aggregating $1,689,000, or approximately 28%, of unbilled revenue at December 31, 1996) using the percentage of completion method. If the Company continues to expand its operations in the inland market and the number of turnkey projects in the Gulf of Mexico awarded to the Company increases, the Company believes that a greater proportion of its inland and Gulf of Mexico diving contracts will be accounted for using the percentage of completion accounting method.


Results of Operations

    The  Company  analyzes  the  results  of  its  operations  by
separating  them  into  four  geographic  and  product   markets:
(i)  Gulf  of  Mexico diving and related services, derrick  barge services, and environmental remediation and emergency oil spill response services ("Gulf Services"); (ii) all diving and related services performed outside the United States and its coastal waters, except Latin America ("International Services");
(iii) diving and related services off the United States West Coast, inland within the United States and in the coastal waters off Latin America ("Inland and West Coast Services"); and (iv) sales and installations of Big Inch pipeline connectors, Tarpon Systems marginal well production systems and concrete storage barges, and Hard Suits Inc. products and services ("Subsea Products"). The following table sets forth, for the periods indicated, additional information on the operating results of the Company in each of those four markets:


                                                                           Two Months Ended
                             Year ended December 31, Year ended October 31,  December 31,
                              ____________________   _____________________   ______________
                                1996      1995(1)      1995        1994       1995     1994
                                ----      ----         ----        ----       ----     ----
                                       (Unaudited)                                  (Unaudited)
                                                  (Dollars in thousands)
Gulf Services
  Diving and related revenues  $ 53,220   $49,987      $49,522     $35,733   $ 9,929   $9,463
  Diving and related expenses    36,037    38,118       37,362      24,887     6,888    6,087
                               _________  ________     ________    ________ ________ _________
  Gross profit                   17,183    11,869       12,160      10,846     3,041    3,376
  Gross profit percentage          32.3%     23.7%        24.6%       30.4%     30.6%    35.7%

International Services
  Diving and related revenues  $  7,837   $16,653      $17,079     $ 3,889   $   924   $ 1,350
  Diving and related expenses     5,490    10,837       11,318       2,545       595     1,077
                               _________  _________    _________   ________ _________ _________
  Gross profit                    2,347     5,816        5,761       1,344       329       273
  Gross profit percentage          29.9%     34.9%        33.7%       35.0%     35.6%     20.2%

Inland and West Coast Services
  Diving and related revenues  $ 34,097   $15,180      $14,539     $ 8,439   $ 3,909   $ 3,268
  Diving and related expenses    22,025    10,074       10,114       5,619     2,488     2,528
                               ________  _________    _________   _________  _________ _________
  Gross profit                   12,072     5,106        4,425       2,820     1,421       740
  Gross profit percentage          35.4%     33.6%        30.4%       33.4%     36.4%     22.6%

Subsea Products
  Diving and related revenues  $ 10,618   $ 7,066      $ 7,520     $ 4,694   $   724   $ 1,178
  Diving and related expenses     6,514     4,095        4,386       2,287       375       667
                               _________  _________    _________   ________  _________ _________
  Gross profit                    4,104     2,971        3,134       2,407       349       511
  Gross profit percentage          38.7%     42.0%        41.7%       51.3%     48.2%     43.4%

Total
  Diving and related revenues  $105,772   $88,886      $88,660     $52,755   $15,486   $15,259
  Diving and related expenses    70,066    63,124       63,180      35,338    10,346    10,359
                               _________  _________    _________   ________  _________ _________
  Gross profit                   35,706    25,762       25,480      17,417     5,140     4,900
  Gross profit percentage          33.8%     29.0%        28.7%       33.0%     33.2%     32.1%

(1) Information for the year ended December 31, 1995 is presented for comparison purposes only.

   For additional information concerning the operations of the Company in geographic areas, see note 12 to the financial statements of the Company included in this Annual Report.

   The  following  table  sets forth for  the  periods  indicated
certain  consolidated  income  statement  data  expressed  as   a
percentage of consolidated revenues.


                                                   Year Ended                        Two Months Ended
                                                   December 31, Year Ended October 31, December 31,
                                                   ___________    ________________    ____________
                                                  1996    1995(1)   1995    1994      1995    1994
                                                  ____    ____      ____    ____      ____    ____

                                                         (Unaudited)                       (Unaudited)
Percentage of consolidated revenues:
Selling, general and administrative exepenses     18.4%    22.0%    21.8%    27.0%    19.7%   18.8%
Depreciation and amortization                      6.4      5.8      5.7      6.5      5.7     5.2
Operating income(loss)                             8.9      1.2      1.2      (.4)     7.7     8.0
Income (loss) from continuing operations
  before income taxes and minority interest        8.5      (.3)     (.2)     (.5)     6.4     7.2
Net income (loss)                                  4.7      (.4)     (.4)    (3.7)     3.7     4.0

(1) Information for the year ended December 31, 1995 is presented for comparison purposes only.


   In the year ended December 31, 1996, the Company continued to experience significant growth in its operations and related revenues. Factors contributing to the increased activity include the following:

        First, the oil and gas industry in the Gulf of Mexico has continued to strengthen, resulting in an increase in both the demand and the day rates charged for the Company's divers and DSVs. The improved industry trends have also contributed to increased demand for the Company's subsea pipeline connector products and derrick barge services in the Gulf of Mexico. The Company anticipates that this trend will continue as long as supply and demand fundamentals for oil and gas and demand for infrastructure-related projects remain strong in the Gulf of Mexico.

        Second, the activity level of Inland and West Coast Services has increased substantially, primarily due to improved bidding and estimating processes, and the Company's ability to obtain large turnkey projects. For example, the Company completed in 1996 the approximately $15 million Chevron platform abandonment project and also expects to complete in late 1997 the approximately $8 million Port of Brownsville project. Although no assurances can be given that the Company will obtain projects of a size similar to these projects in the future, the Company believes it has positioned itself to bid on competitive projects of similar size and scope going forward.

     Although the revenue and activity level of International Services were significant in fiscal 1995, this was due primarily to the installation of a Tarpon System off the Ivory Coast. Revenue and activity levels returned to a more representative level during 1996.

   As a result of strong commodity prices and the related increased drilling activity in 1996, the Company anticipates demand for its products and services, particularly in the Gulf of Mexico, to remain strong in 1997 as a significant portion of oil and gas field development enters the construction phase. This strong demand for products and services is expected to result in increased utilization and rates for the Company's personnel, equipment and diving support vessels

  The Company's profitability improved substantially from 1995 to 1996 due primarily to the non-recurrence of several adverse factors that gave rise to losses in 1995.

       First, the Company experienced cost overruns and losses on certain nonrecurring turnkey diving projects in the Gulf of Mexico and Dubai aggregating approximately $1.5 million in fiscal 1995. The Company identified the causes of these problems and, in response, has implemented new project management and bidding procedures.

        Second, the pipelay/bury barge "American Enterprise" recorded an operating loss of approximately $1.5 million in fiscal 1995 due to low use and lower than expected gross profit margins, both of which adversely affected the Company's overall gross profit margins. After evaluating the American Enterprise's results of operations, the Company sold the barge on March 1, 1996 for $5.4 million, resulting in a nonrecurring gain in the first quarter of 1996.

       Third, the inland operations recorded an operating loss of approximately $660,000 in fiscal 1995. This loss was attributable primarily to low revenue levels in the first and second quarters of fiscal 1995 coupled with the fixed costs of developing the inland market and lower than expected gross profit margins on the larger construction projects, which involve a relatively high percentage of third party costs. The Company believes a portion of the inland diving market is sensitive to similar weather patterns affecting the Gulf of Mexico diving market. However, during the latter half of 1995 and continuing into 1996, the inland operations experienced high activity levels and were profitable. Further, the Company believes the inland diving market can reduce the Company's overall dependence on the oil and gas industry, which is subject to several external factors as previously described.

Acquisitions

   In November 1996, the Company acquired 97% of the outstanding common stock of HSI, a manufacturer and marketer of one-atmosphere diving suits, through an unsolicited tender offer for a cash purchase price of $11.8 million.
The purchase was funded through borrowings on the Company's line of credit, which were repaid subsequent to December 31, 1996 with the proceeds from the secondary offering of the Company's common stock. The Company intends to acquire the remaining outstanding common shares of Hard Suits and to seek delisting of all shares from both the Toronto and Vancouver Stock Exchanges. The transaction was accounted for under the purchase method of accounting. The results of operations of Hard Suits are included in the consolidated statement of operations for the two months ended December 31, 1996.

   The following table sets forth certain pro forma combined statement of operations data for the year ended December 31, 1996 and the fiscal year ended October 31, 1995 assuming the acquisition occurred on January 1, 1996 and November 1, 1994, respectively.

                                           For the Years Ended
                                        December 31,   October 31,
                                           1996          1995
                                        ____________   ____________
                                               (Unaudited)
                                             (in thousands)

Diving and related revenues             $  110,005   $   102,061
Gross profit                                36,096        28,426
Selling, general and administrative
  expense                                   22,078        23,340
Depreciation and amortization                9,302         8,433
Operating income (loss)                      4,717        (3,347)
Interest expense                             2,278         2,533
Net loss                                      (431)       (5,630)
Net loss per share                            (.06)         (.84)

   These pro forma combined statements of operations reflect both the historical operating losses of HSI and certain pro forma expense adjustments related to the purchase of HSI, including additional interest expense on the borrowings under the Company's line of credit, and additional depreciation and amortization related to tangible and intangible assets acquired. However, as stated above, the Company repaid the debt incurred to purchase HSI with a portion of the proceeds of its secondary offering of common stock and therefore does not anticipate incurring ongoing interest expense related to the HSI acquisition.

   Over the course of 1996, the Company acquired six vessels, two of which are suitable for operations in deeper waters, and certain diving assets to be used in its Gulf of Mexico diving operations. The vessels acquired during 1996 include the "American Constitution," a 210-foot vessel that has since been undergoing modifications for use as a DSV, including installation of a moonpool and outfitting with a saturation diving system; the "American Pioneer," a 200-foot dynamically positioned vessel dedicated to supporting work-class ROV; and the "American Recovery," a 150-foot tug/diving support vessel to support its West Coast operations.

   Finally, in November 1996, the Company acquired certain operating assets of a manufacturer of concrete storage barges for cash and a note payable totaling approximately $1.7 million; the note was paid in January 1997. Concrete floating or subsea barges can be used with a Tarpon System as an alternative to steel tankers for offloading and storage of oil produced from marginal fields that do not have an existing pipeline infrastructure. The Company also intends to offer the concrete storage barges to others on a stand-alone basis.

  Year Ended December 31, 1996 Compared to Year Ended October 31,
1995

   Factors affecting the results of operations in the year ended December 31, 1996 as compared to the year ended December 31, 1995 would be substantially the same as those discussed below in the comparison between the year ended December 31, 1996 and the year ended October 31, 1995.

   Diving and related revenues. The Company's consolidated revenues increased 19%, from $88.7 million for the year ended October 31, 1995 to $105.8 million for the year ended December 31, 1996. The difference between these two amounts is due primarily to the following increases: (i) approximately $19.6 million was attributable to increased activity by Inland and West Coast Services, approximately $14.3 million of which resulted from the Chevron platform abandonment project off the coast of California; (ii) approximately $6.4 million was attributable to increased diving and vessel activity in the Gulf of Mexico; (iii) approximately $3.6 million was attributable to the operations of the "American Intrepid," the Company's jack-up derrick barge, which was operational for only a portion of the year ended October 31, 1995; (iv) approximately $3.0 million was attributable to increased sales of the Company's subsea pipeline connector products and (v) approximately $1.4 million was due to revenue from the Company's new Tarpon concrete storage barge and HSI products. The increase in revenue was offset by certain revenue decreases, including (i) approximately $6.8 million attributable to the "American Enterprise," the Company's
pipelay/bury   barge   that  was   sold   on   March   1,   1996,
(ii) approximately $9.2 million attributable to International Services, primarily as a result of non-recurring work associated with the installation of a Tarpon System off the Ivory Coast in 1995, and (iii) approximately $1.3 million attributable to decreased demand for the Company's Tarpon Systems marginal well production systems.

   Diving and related expenses. The Company's diving and related expenses increased 11%, from $63.1 million for the year ended October 31, 1995 to $70.0 million for the year ended December 31, 1996. The difference between these two amounts is due primarily to the following increases: (i) approximately $11.9 million was attributable to increased activity by Inland and West Coast Services; (ii) approximately $2.0 million was attributable to increased diving and vessel activity in the Gulf of Mexico;
(iii) approximately $3.7 million was attributable to the operations of the "American Intrepid," the Company's jack-up derrick barge, which was operational for only a portion of the year ended October 31, 1995; (iv) approximately $1.6 million was attributable to increased sales of the Company's subsea pipeline connector products and (v) approximately $1.2 million was due to the Company's new Tarpon concrete storage barge and HSI products. The increase in expenses was offset by certain expense decreases, including (i) approximately $7.3 million attributable to the "American Enterprise," the Company's pipelay/bury barge that was sold on March 1, 1996, (ii) approximately $5.8 million attributable to International Services, primarily as a result of non-recurring work associated with the installation of a Tarpon System off the Ivory Coast in 1995 and (iii) approximately $700,000 attributable to decreased demand for the Company's Tarpon Systems marginal well production systems.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 1%, from $19.3 million for the year ended October 31, 1995 to $19.5 million for the year ended December 31, 1996. The increase was primarily attributable to (i) a $143,000 increase in the selling, general and administrative expenses of International Services primarily as a result of supporting the activities of the operations and sales office in Dubai, which did not have full operations for the entire year of fiscal 1995, (ii) $125,000 in severance paid in connection with personnel layoffs during January 1996 and (iii) other increases necessary to support the increased operations of the Company in 1996. These increases were offset by the effect of cost cutting measures which were put into place in 1995. Selling, general and administrative expenses as a percentage of revenues decreased from 22% for the year ended October 31, 1995 to 18% for the year ended December 31, 1996.

   Depreciation and amortization. Depreciation and amortization increased 35%, from $5.1 million for the year ended October 31, 1995 to $6.8 million for the year ended December 31, 1996. The increase includes a pretax charge of $500,000, $290,000 after tax, attributable to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) effective January 1, 1996. The charge is included in depreciation and amortization in the consolidated statement of operations for the year ended December 31, 1996. The remaining increase was attributable to additions and improvements to the Company's operational and administrative assets. Depreciation expense for Gulf Services increased approximately $774,000 due primarily to the addition of new dive support vessels and diving equipment, and depreciation expense for Subsea Products increased $451,000 due to the acquisition of HSI. Depreciation expense for the other operating groups increased by approximately $519,000 as a result of various improvements and additions to fixed assets. These increases were offset by a reduction in depreciation expense of $493,000 attributable to the "American Enterprise," which was sold on March 1, 1996.

   Operating income. For the year ended December 31, 1996, operating income was $9.4 million compared to operating income of $1.1 million for the year ended October 31, 1995. The significant change in operating income was due primarily to an overall increase in the Company's gross profit margin for reasons described above from $25.5 million, or 28.7%, in the year ended October 31, 1995 to $35.7 million, or 33.8%, in the year ended December 31, 1996. This increase in operating income for the year ended December 31, 1996 was offset by increases in both selling, general and administrative expenses and depreciation and amortization.

   Other income (expense). For the year ended December 31, 1996, other expense (net) of $434,000 was comprised of interest expense of $1,246,000, which was offset by a net gain on disposal of assets of $708,000 and other income of $104,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the "American Enterprise" offset by losses on the disposal of other fixed assets. This compares to other expense
(net) of $1,249,000 in the comparable period of fiscal 1995, which was comprised of interest expense of $1,377,000, and a loss on the disposal of assets of $130,000, offset by other income of $258,000.

  Net income (loss). As a result of the factors discussed above, the Company recorded net income of $5.0 million, or $.74 per share, in the year ended December 31, 1996, compared to a net loss of $329,000, or ($.05) per share, in the year ended October 31, 1995.

  Two Months Ended December 31, 1995 Compared to Two Months Ended
December 31, 1994

   Diving and related revenues. The Company's consolidated revenues increased 1%, from $15.3 million in the two months ended December 31, 1994 to $15.5 million in the two months ended
December 31, 1995. The $227,000 increase in revenues was comprised of (i) an increase of approximately $640,000 attributable to increased diving activity by Inland and West Coast Services; (ii) an increase of approximately $1.0 million attributable to the operations of the "American Intrepid," the Company's jack-up derrick barge; (iii) a decrease of $393,000 attributable to the operations of the "American Enterprise," the Company's pipelay/bury barge, which was sold on March 1, 1996;
(iv) a decrease of $426,000 attributable to the diving activity of International Services; and (v) a decrease of $454,000 attributable to decreased subsea products sales.

   Diving and related expenses. The Company's diving and related expenses decreased 1%, from $10.4 million in the two months ended December 31, 1994 to $10.3 million in the two months ended
December  31,  1995.   The  $14,000  decrease  in  expenses   was
comprised of (i) an increase of approximately $40,000 attributable to increased diving activity by Inland and West Coast Services; (ii) an increase of approximately $1.0 million attributable to the operations of the "American Intrepid," the Company's jack-up derrick barge; (iii) a decrease of $278,000 attributable to the operations of the "American Enterprise," the Company's pipelay/bury barge, which was sold on March 1, 1996;
(iv) a decrease of $481,000 attributable to the diving activity of International Services; and (v) a decrease of $291,000 attributable to decreased subsea products sales.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 6%, from $2.9 million for the two months ended December 31, 1994 to $3.1 million for the two months ended December 31, 1995. This increase was primarily due to a $127,000 increase in expenses attributable to supporting the activities of the operations and sales office in Dubai for the two months ended December 31, 1995. This office did not have full operations in the same period of 1994. Although there was an overall increase in the level of selling, general and administrative expenses during the two months ended December 31, 1995, these expenses, as a percentage of revenues, increased less than 1%, from 19% for the two months ended December 31, 1994 to 20% for the two months ended December 31, 1995.

   Depreciation and amortization. Depreciation and amortization increased 11%, from $799,000 in the two months ended December 31, 1994 to $889,000 for the two months ended December 31, 1995. The increase was attributable to additions and improvements to the Company's operational and administrative assets primarily in Gulf Services and International Services.

   Operating income. Operating income decreased from $1,228,000 for the two months ended December 31, 1995 to $1,196,000 for the two months ended December 31, 1994. The slight decrease was due to the increase in selling, general and administrative expenses and depreciation and amortization expenses for the two months ended December 31, 1995 as described above.

   Other income (expense). For the two months ended December 31, 1995, other expense (net) of $202,000 was comprised of interest expense of $220,000, offset by miscellaneous other income items totaling $18,000. This compares to other expense (net) of $137,000 in the comparable two-month period ended December 31, 1994, which was comprised of interest expense of $183,000, offset by miscellaneous other income items of $46,000.

   Net income. As a result of the factors discussed above, the Company recorded net income of $574,000, or $.09 per share, in the two months ended December 31, 1995, compared to net income of $611,000, or $.09 per share, in the two months ended December 31, 1994.

   Year Ended October 31, 1995 Compared to Year Ended October 31,
1994

   Diving and related revenues. The Company's revenues increased 68%, from $52.8 million in fiscal 1994 to $88.7 million in fiscal 1995. Of the $35.9 million increase, (i) $13.2 million was attributable to increased diving activity of International Services, primarily in West Africa, (ii) $8.3 million was attributable to increased diving and vessel activity in the Gulf of Mexico, (iii) $10.5 million was attributable to the results of operations of assets acquired and operations established in fiscal 1994 that were not operational for the entire year of fiscal 1994, and (iv) $1.9 million was attributable to the operations of the "American Intrepid," the Company's new jack-up derrick barge. Of the $10.5 million increase from the Company's expanded operations, $3.1 million was from pipelay/bury barge operations, $5.1 million was due to activity of Inland and West Coast Services, $1.8 million was from Tarpon Systems operations, and $565,000 was from environmental remediation and oil spill response operations.

   Diving and related expenses. Diving and related expenses in fiscal 1995 increased 79%, from $35.3 million in fiscal 1994 to $63.2 million in fiscal 1995. Of the $27.9 million increase,
(i) $8.8 million was attributable to the increased diving activity of International Services, primarily in West Africa,
(ii) $6.3 million was attributable to the increased diving and vessel activity in the Gulf of Mexico, (iii) $10.0 million was attributable to the expanded operations discussed above, and
(iv) $1.3 million was attributable to the derrick barge operations. Of the $10.0 million increase from the Company's expanded operations, $4.4 million was from pipelay/bury barge operations, $3.7 million was from Inland and West Coast Services, $1.5 million was from Tarpon Systems operations, and $434,000 was from environmental remediation and oil spill response operations.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 36%, from $14.2 million in fiscal 1994 to $19.3 million in fiscal 1995. Approximately
$2.6 million, or 51% of the increase, was attributable to supporting the assets acquired and operations established during fiscal 1994. Although there was an overall increase in the level of selling, general and administrative expenses during the fiscal year, these expenses as a percentage of total revenues decreased from 27% in fiscal 1994 to 22% in fiscal 1995.

   Depreciation and amortization. Depreciation and amortization expenses increased 48%, from $3.4 million in fiscal 1994 to $5.1 million in fiscal 1995. Of the $1.7 million increase, approximately $1.1 million was attributable to depreciation of assets acquired and operations established during fiscal 1994. The remainder of the increase was attributable to additions and improvements to the Company's operational and administrative assets.

  Operating income (loss). For fiscal 1995, the Company recorded operating income of approximately $1.1 million compared to an operating loss of approximately $220,000 in fiscal 1994. The increase in operating income was primarily due to substantial increases in the Company's total revenues in 1995; however, this significant revenue increase was offset by several factors that adversely affected the Company's combined gross profit percentage, including losses on certain turnkey projects, the operating losses on the American Enterprise, and the operating loss of the inland diving operations, all of which were previously described.

   Other income (expense). For fiscal 1995, other expense (net) of $1.2 million was comprised of interest expense of $1.4 million, a loss of $130,000 on the disposal of fixed assets, and other income of $258,000. This compares to other expense
(net) of $44,000 for fiscal 1994, which was comprised of interest expense of $297,000, a gain on the disposal of fixed assets of $21,000, and other income of $232,000. The increase in interest expense in 1995 was due primarily to increased average borrowings under the Company's revolving line of credit during the year compared to fiscal 1994. In addition, fiscal 1995 interest expense includes a discount of $159,000 on the sale of notes receivable during the year.

   Net  loss.   As a result of the factors discussed  above,  the
Company recorded a net loss of $329,000, or $.05 per share, for fiscal 1995 compared to a net loss of $1,953,000, or $.29 per share, for fiscal 1994.


Liquidity and Capital Resources

   The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, facilities, DSVs, and diving and related equipment. The Company also incurs expenses for mobilization and project execution throughout the course of its contracts, while collections from customers typically do not occur until approximately 90 days after completion of the job. The Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt.

   During February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock which provided the Company with net proceeds of approximately $40 million, of which $16 million was used to repay borrowings outstanding under the line of credit agreement. The Company believes that cash flows from operations, borrowings available under its bank credit facility and the remaining proceeds from the stock offering will provide sufficient funds to meet its working capital and capital expenditure requirements for 1997.

   Cash flow from operations. The Company has generated positive net cash flow from operations for each of the last three full fiscal years with $19.6 million in 1996, $1.4 million in 1995 and $4.4 million in 1994. The primary factors affecting amounts and timing of cash flows from operating activities are the same as those affecting results of operations discussed above.

  Investing activities. Cash flows from investing activities are primarily related to capital expenditures and acquisitions of businesses. For the year ended December 31, 1996, capital expenditures were $22.0 million which included the acquisition of six DSVs and certain other diving equipment. In addition, $12.6 million was expended for the acquisition of HSI. These expenditures were funded by a combination of long-term debt, borrowings under the line of credit and proceeds of $5.4 million received from the sale of the "American Enterprise." Management expects that the Company will continue to make capital expenditures for improvements to its existing assets and for acquisitions of assets in support of its growth strategy.

  Financing activities. Cash flows from financing activities are primarily attributable to borrowings and repayments on both the Company's long-term indebtedness and credit facilities. The Company has a $15 million revolving line of credit with a bank at the prime rate (8.25% at December 31, 1996). The line is secured by and limited to certain qualifying accounts receivable and is cross-collateralized by certain of the Company's vessels and equipment. During October 1996, the Company received a $5.0 million increase in the line of credit to facilitate the funding of its purchase of the outstanding common shares of HSI until such time as permanent financing could be arranged. At December 31, 1996, $12.6 million was outstanding under the line of credit agreement. On February 7, 1997, the Company used a portion of the proceeds of its secondary stock offering to repay all amounts outstanding under the line of credit agreement.

   The Company also has a long-term note payable to a bank in the amount of $9.6 million at December 31, 1996 at a fixed interest rate of 7.9%. The terms of the note require monthly principal payments of $125,000, plus interest, with a balloon payment of $3.1 million due on May 31, 2001. This debt is secured by eleven DSVs and certain diving equipment.

Income Taxes

    The Company conducts operations in various foreign tax jurisdictions including Canada, the United Kingdom, Nigeria, and the United Arab Emirates and anticipates that it will expand its operations into other foreign tax jurisdictions. It is possible that a number of these foreign tax jurisdictions may have corporate income tax rates that exceed the current maximum U.S. corporate income tax rate of 34%. As a result, the Company's operations in these jurisdictions could result in the Company experiencing an overall effective tax rate in excess of the current maximum U.S. tax rate applicable to corporations. See Note 9 to the consolidated financial statements included in this Annual Report for the reconciliation of the statutory federal income tax rate to the Company's effective tax rate.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In this report, the consolidated financial statements and supplementary data of the Company appear on pages K-35 through pages K-53 and are incorporated in this Item 8 by reference. See
Index to Financial Schedules on page K-33.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 will be included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference. For information regarding executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 will be included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 will be included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 will be included in the Company's definitive proxy statement for its 1997 annual meeting of shareholders and is incorporated herein by reference.

                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report.

         1. Financial Statements..
               (i)   Report of Independent Accountants
               (ii)  Consolidated Balance Sheets
               (iii) Consolidated Statements of Operations
               (iv)  Consolidated Statements of Changes in
                       Stockholders' Equity
               (v)   Consolidated Statements of Cash Flows
               (vi)  Notes to Consolidated Financial Statements
         2. Financial Statement Schedules.
               All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or notes thereto.

         3. Exhibits:  Those exhibits  marked with an asterisk ("*") refer to exhibits (or portions thereof in the case of Exhibit 13.1) filed herewith and listed in the Exhibit Index which appears immediately before the first such exhibit; the other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit
 No.
____________________________________________________________________________
3.1   Amended and Restated Articles of Incorporation of the Company.(1)
3.2   By-laws of the Company.(1)
4.1   See Exhibits  3.1  and  3.2  for  provisions  of  the Company's
      Amended and Restated Articles of Incorporation and By-laws defining the rights of holders of Common Stock.
4.2   Specimen of Common Stock certificate.(1)
10.1  American Oilfield Divers, Inc. 1993 Incentive Compensation Plan.(1)
10.2  American Oilfield Divers, Inc. Non-Employee Director Stock Option
      Plan.(1)
10.3  American Oilfield Divers, Inc. Profit Sharing and Retirement Plan.(1)
10.4  American Oilfield Divers, Inc. Employee Stock Option Plan.(2)
10.5  Asset Purchase Agreement by and among American Corrosion Services,
      Inc., American Oilfield Divers, Inc., Corrtherm, Inc. and Corrpro Companies, Inc. dated November 23, 1994, incorporated by reference to the Company's Current Report on Form 8-K dated November 23, 1994.(3)
10.6 Escrow Agreement dated November 23, 1994 by and among American Oilfield Divers, Inc., American Corrosion Services, Inc., Corrpro Companies, Inc., Corrtherm, Inc. and Phelps Dunbar, L.L.P., incorporated by reference to the Company's Current Report on Form 8-K dated November 23, 1994.(3)
10.7  Lease dated December 1, 1984 between American Oilfield  Divers, Inc.
      and Le Triomphe General Partnership,a Louisiana general partnership, of which George C. Yax, the Chairman of the Board, President,  and
      Chief Executive Officer, is a general partner owning a 9.1% interest, relating to the Company's Broussard, Louisiana facility.(1)
10.8 Business Park Lease dated April 23, 1993, between American Oilfield Divers, Inc. and The Texas Development Company relating to the Houston, Texas facility.(2)
10.9 Lease dated July 21, 1989 between Mr. Yax and American Oilfield Divers, Inc. with respect to the Texas hunting facility and Amendment No. 1 thereto dated December 1, 1994.(3)
10.10 Lease dated September 28, 1989 between Mr. Freeman and American Oilfield Divers, Inc. with respect to the Mississippi hunting facility and Amendment No. 1 thereto dated December 1, 1994.(3)
10.11 Amended and Restated Loan Agreement dated September 22, 1994, among American Oilfield Divers, Inc., certain of its subsidiaries and First National Bank of Commerce.(3)
10.12 Second Amended and Restated Loan Agreement, dated April 3, 1996 among American Oilfield Divers, Inc., certain of its subsidiaries and First National Bank of Commerce.
10.13 Employment Agreement dated August 1, 1996 between American Oilfield Divers, Inc. and Rodney W. Stanley.
10.14 Form of Indemnity Agreement by and between American Oilfield Divers,
      Inc. and each of Messrs. Yax, Freeman, Weems, Suggs, Green, Hebert, O'Malley and Lasher.(1)
13.1  * The Company's 1996 Annual Report to Shareholders.
21.   * List of Subsidiaries of the Company.
23.1  * Consent of Price Waterhouse.
24.   * Powers of Attorney.
27.1  * Financial Data Schedule.
____________________________________________________________________________
(1) Indicates exhibit previously filed with the Securities and Exchange Commission in the Company's Registration Statement on Form S-1, (Registration No 33-63920), on June 4, 1993, as amended.
(2) Indicates exhibit previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.
(3) Indicates exhibit previously filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.
(4) Indicates exhibit previously filed with the Securities and Exchange Commission in the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1995.

(b)  Reports on Form 8-K

     During the last quarter of the year ended December 31, 1996, the Company filed the following reports on Form 8-K:


      Date of Report                Item Reported:
   October 16, 1996 (Form 8-K) Item  5,  "Other  Events," announcing  the extension of the offer by AOD Acquisition Corp., a wholly owned subsidiary of the Company to purchase all of the outstanding shares of Hard Suits Inc.
   October 31, 1996 (Form 8-K) Item  2,  "Acquisition  or  Disposition of
                               Assets," regarding the purchase of 9.6 million or 97% of the outstanding shares of Hard Suits Inc.; Item 5, "Other Events," regarding the execution of a lock-up agreement and Acquisition Agreement with the Chairman and Chief Executive Officer of Hard Suits Inc. and
                               Item 7, "Financial Statements and Exhibits," exhibits to the tender offer.
   October 31, 1996 (Form 8-KA)Item   7,   "Financial    Statements   and
                               Exhibits," filing the consolidated financial statements of Hard Suits Inc.

                                        Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                          American Oilfield Divers, Inc.


                                    By:   /s/ Rodney W. Stanley
                                        ___________________________
                                         Rodney W. Stanley
                               President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                   Title                      Date
     __________                   _____                      _____

   /s/ George C. Yax
________________________
     George C. Yax           Chairman of the Board        March 27, 1997



 /s/ Rodney W. Stanley
_________________________
   Rodney W. Stanley        President and Chief           March 27, 1997
                             Executive Officer
                           (Principal Executive Officer)


/s/ Prentiss A. Freeman
__________________________
  Prentiss A. Freeman      Executive Vice President       March 27, 1997
                            Chief Operating Officer
                            and Director


           *
__________________________
  William C. O'Malley          Director                   March 27, 1997


           *
__________________________
   Stephen A. Lasher           Director                   March 27, 1997


   /s/ Cathy M. Green
___________________________
     Cathy M. Green          Vice President - Finance     March 27, 1997
                             and Chief Financial Officer
                             (Principal Financial and
                              Accounting Officer)


*By: /s/ Cathy M. Green
   ________________________
     Cathy M. Green
    Attorney-in-fact

                       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Index to Financial Statements                                             Page
_______________________________________________________________________________

Report of Independent Accountants                                         K-35
Consolidated Balance Sheets                                               K-36
Consolidated Statements of Operations                                     K-38
Consolidated Statements of Changes in Stockholders' Equity                K-39
Consolidated Statements of Cash Flows                                     K-40
Notes to Consolidated Financial Statements                                K-42
Selected Quarterly Financial Data                                         K-53

                  Report of Independent Accountants


To the Board of Directors and Stockholders of American Oilfield Divers, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of American Oilfield Divers, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the two months ended December 31, 1995 and each of the two years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
New Orleans, Louisiana
February 17, 1997

                     AMERICAN OILFIELD DIVERS, INC.
                   __________________________________

                      CONSOLIDATED BALANCE SHEETS
                   __________________________________
                   (in thousands, except share data)


                                                             December 31,
                                                           1996       1995
                                                           ____       ____
ASSETS

Current assets:
  Cash and cash equivalents                              $ 1,322     $   788
  Accounts receivable, net of
   allowance for doubtful accounts
   of $500 and $380                                       20,095      13,014
  Unbilled revenue                                         5,929      13,683
Other receivables                                          2,171       2,025
  Current deferred tax asset                                 --        1,700
  Inventories                                              4,651       2,261
  Prepaid expenses                                         1,566       1,380
                                                         _________  _________
   Total current assets                                   35,734      34,851

Property, plant and equipment, net                        43,041      25,550

Deferred tax asset                                            --          57
Intangible and other assets                               14,132       3,463
                                                        __________  _________
                                                         $92,907    $ 63,921
                                                        ==========  =========

                      The accompanying notes are an integal part
                          of these financial statements.

                                                                December 31,
                                                              1996      1995
                                                              ____      ____
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $ 9,609   $ 6,027
  Income taxes payable                                        1,756       --
  Other liabilities                                           9,139     3,676
  Short-term borrowings                                       1,306     7,875
  Current portion of long-term debt                           1,702     1,375
                                                            ________  ________
    Total current liabilities                                23,512    18,953

Deferred tax liability                                        2,601       --
Borrowings under a line of credit agreement                  12,450       --
Long-term debt, less current portion                          8,459     5,413
Other                                                            40       --
                                                            ________  ________
    Total liabilities                                        47,062    24,366
                                                            ________  ________
Commitments and contingencies (Note 13)                        --         --

Stockholders' equity:
  Preferred stock, no par value;
    5,000,000 shares authorized; none issued                   --         --
  Common stock, no par value;
    30,000,000 shares authorized; 6,879,867
    and 6,709,497 issued and outstanding at
    stated value at December 31, 1996 and
    1995                                                      1,373     1,360
  Additional paid-in capital                                 42,059    40,837
  Foreign currency translation adjustments                     (98)      (132)
  Retained earnings (accumulated deficit)                     2,511    (2,510)
                                                           _________  ________
    Total stockholders' equity                               45,845    39,555
                                                           _________  ________
                                                            $92,907   $63,921
                                                           =========  ========

                       The accompanying notes are in integral part
                          of these financial statements.

                    AMERICAN OILFIELD DIVERS, INC.
                    _______________________________

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 _____________________________________
                 (in thousands, except per share data)



                                       Year Ended       Year Ended      Two Months Ended
                                       December 31,     October 31,        December 31,
                                      ______________   _____________     ________________
                                          1996         1995     1994      1995      1994

Diving and related revenues             $105,772      $88,660  $52,755   $15,486  $ 15,259

Costs and expenses:
  Diving and related expenses             70,066       63,180   35,338    10,346    10,359
  Selling, general and administrative
   expenses                               19,486       19,318   14,222     3,055     2,873
  Depreciation and amortization            6,815        5,064    3,415       889       799
                                         _________   _________ _________ _________ _________
     Total costs and expenses             96,367       87,562   52,975    14,290    14,031
                                         _________   _________ _________ _________ _________
Operating income (loss)                    9,405        1,098    (220)     1,196     1,228
                                         _________   _________ _________ _________ _________
Other income (expense):
  Interest expense                        (1,246)      (1,377)    (297)     (220)     (183)
  Gain (loss) on sale or abandonment
   of property and equipment and
   other assets                              708         (130)      21         5         1
  Other income, net                          104          258      232        13        45
                                         _________   _________ _________ _________ _________
     Total other expense                    (434)      (1,249)     (44)     (202)     (137)
                                         _________   _________ _________ _________ _________
Income (loss) from continuing
  operations before income taxes
  and minority interest                    8,971         (151)    (264)      994     1,091
Income tax expense  attributable
  to continuing operations                 3,950           62       75       420       480
                                         _________   _________ _________ _________ _________
Income (loss) from continuing operations
  before minority interest                 5,021         (213)    (339)      574       611
Minority interest in (earnings) loss of
  subsidiary                                 --          (116)      82        --        --
                                         _________   _________ _________ _________ _________
Income (loss) from continuing operations   5,021         (329)    (257)      574       611
                                         _________   _________ _________ _________ _________
Discontinued operations:
  Loss from discontinued operations
   through October 31, 1994, less
   income tax benefit of $539                 --           --   (1,054)       --        --
  Estimated loss on disposal, less
   income tax benefit of $331                 --           --     (642)       --        --
                                         _________   _________ _________ _________ _________
  Loss from discontinued operations           --           --   (1,696)       --        --
                                         _________   _________ _________ _________ _________
Net income (loss)                         $ 5,021      $ (329) $(1,953)  $   574    $  611
                                         =========   ========= ========= ========= =========
Net income (loss) per share:
  Continuing operations                   $   .74      $ (.05) $  (.04)  $   .09    $  .09
  Discontinued operations                      --          --     (.25)       --        --
                                         _________   _________ _________ _________ _________
Net income (loss) per share               $   .74      $ (.05) $  (.29)  $   .09    $  .09
                                         =========   ========= ========= ========= ==========
Weighted average common shares
   outstanding                              6,787       6,709    6,706     6,709     6,709
                                         =========   ========= ========= ========= ==========

                                   The accompanying notes are an integral part
                                          of these financial statements.

                         AMERICAN  OILFIELD DIVERS, INC.
                         ________________________________

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       ___________________________________________________________

FOR THE YEAR ENDED DECEMBER 31, 1996, THE TWO MONTHS ENDED DECEMBER 31, 1995
             AND THE YEARS ENDED OCTOBER 31, 1995 AND 1994
                   (in thousands, except share data)


                                                                         Foreign   (Accumulated
                                          Common Stock      Additional   Currency    Deficit)
                                         _________________   Paid-in    Translation  Retained
                                         Shares     Amount    Capital   Adjustments  Earnings     Total
                                         ______     ______    _______   ___________  ________     _____
Balance at October 31, 1993             6,688,750   1,359     $40,674     $(132)     $  (802)   $ 41,099

Issuance of common stock                   20,747       1         163        --           --         164
Net effects of translation
 of foreign currency                           --      --          --        17           --          17
Net loss                                       --      --          --        --       (1,953)     (1,953)
                                        ___________ _________ __________  _________ ___________ ___________
Balance at October 31, 1994             6,709,497   1,360      40,837      (115)      (2,755)     39,327

Net effects of translation of
 foreign currency                              --      --          --        (9)          --          (9)
Net loss                                       --      --          --        --         (329)       (329)
                                        ___________ _________ __________  _________ ___________ ___________
Balance at October 31, 1995             6,709,497   1,360      40,837      (124)      (3,084)     38,989

Net effects of translation of
 foreign currency                              --      --          --        (8)          --          (8)
Net income                                     --      --          --        --          574         574
                                        ___________ _________ __________  _________ ___________ ___________
Balance at December 31, 1995            6,709,497   1,360      40,837      (132)      (2,510)     39,555

Issuance of common stock                   71,685       6         594        --           --         600
Exercise of stock options                  98,685       7         680        __           __         687
Net effects of translation of
 foreign currency                              --       --         --        34           --          34
Other                                          --       --        (52)       --           --         (52)
Net income                                     --       --         --        --        5,021       5,021
                                        ___________ _________ __________  _________ ___________ ___________
Balance at December 31, 1996            6,879,867   $1,373    $42,059     $ (98)     $ 2,511     $45,845
                                        =========== ========= ==========  ========= ===========


                           The accompanying notes are an integral part
                                of these financial statements.

                    AMERICAN OILFIELD DIVERS, INC.
                    ______________________________
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 _____________________________________
                             (in thousands)

                                           Year Ended     Year Ended        Two  Months Ended
                                          December 31,    October 31,       December 31,
                                          ______________ _______________   __________________
                                              1996        1995     1994     1995       1994
                                              _____      _____     ____     ____       ____
                                                                                 (unaudited)
Cash flows from operating activities:
  Cash received from customers               $106,620   $80,070   $51,962  $ 19,657  $ 13,125
  Cash paid to suppliers and employees        (85,548)  (77,285)  (53,570)  (19,137)  (13,527)
  Interest paid                                (1,246)   (1,217)     (273)     (220)     (182)
  Income taxes refunded (paid)                   (147)     (167)    6,112       (21)       12
  Other cash received (paid)                      (37)      (26)      192      (576)     (356)
                                             ___________ ________ ________ _________ _________

     Net cash provided by (used by) operating
      activities                               19,642      1,375    4,423      (297)     (928)
                                             ___________ ________ ________ _________ _________
Cash flows from investing activities:
  Decrease (increase) in other assets             781     (1,551)  (1,902)      (44)      (37)
  Capital expenditures                        (22,128)    (7,884) (17,824)     (322)     (315)
  Acquisition of Hard Suits Inc., including
   capital assets of $6,000,000 and net of
   cash received (Note 2)                     (12,597)       --        --        --        --
  Net proceeds from sales of assets             6,131      1,541       17        35        --
  Proceeds from insurance claims                  535      1,565       --        --        --
  Proceeds from sale of notes receivable           --      2,762       --        --        --
  Receipt of payments on notes receivable          --        480       --        --        --
  Maturity of short-term investment                --         --      498        --        --
                                             ___________ ________ ________ _________ _________
     Net cash used by investing activities    (27,278)    (3,087) (19,211)     (331)     (352)
                                             ___________ ________ ________ _________ _________
Cash flows from financing activities:
  Repayments of long-term debt                 (7,708)   (2,810)     (213)     (333)     (401)
  Proceeds from long-term borrowings           10,500     2,000     8,023        --        --
  Net proceeds under line of credit
    agreement                                   4,743     2,470     4,830       575       950
Issuance of common stock under exercise
   of options                                     687        --        --        --        --
  Other                                           (52)       --        --        --        --
                                             ___________ ________ ________ _________ _________
     Net cash provided by financing
       activities                               8,170     1,660    12,640       242       549
                                             ___________ ________ ________ _________ _________
Net increase (decrease) in cash                   534       (52)   (2,148)     (386)     (731)

Cash and cash equivalents at beginning
  of period                                       788     1,226     3,374     1,174     1,226
                                             ___________ ________ ________ _________ _________
Cash and cash equivalents at end of period     $1,322   $ 1,174   $ 1,226    $  788    $  495
                                             =========== ======== ======== ========= =========

                         The accompanying notes are an integral part
                               of these financial statements.

                    AMERICAN OILFIELD DIVERS, INC.
                   _________________________________

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  _____________________________________
                             (in thousands)

                                               Year Ended     Year Ended      Two Months Ended
                                              December 31,    October 31,       December 31,
                                              ____________  _______________  __________________
                                                  1996       1995     1994      1995     1994
                                                 _______     _______  _______  ________ ________
                                                                                       (unaudited)
Reconciliation of net income to net cash
  provided by operating activities:
   Net income (loss)                             $ 5,021    $ (329)  $(1,953)  $ 574   $  611
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      (Gain) loss on sale or abandonment of
        property and equipment and other
        assets                                      (708)      130       (21)     (5)     --
      Discount on sale of note receivable             --       159        --       --     --
      Write-down of assets held for sale              --        --       648       --     --
      Minority interest in earnings (loss) of
        subsidiary                                    26       116       (82)      --     --
      Depreciation and amortization                6,815     5,064     4,022      889    799
      Provision for loss on receivables              398       237        92       80     70
      Receivables written off                       (278)     (345)     (144)      --    (20)
      (Increase) decrease in deferred tax
        asset                                      1,777       930    (1,407)      --     --
      Increase (decrease) in deferred tax
        liability                                    301        --    (1,017)      --     --
      (Increase) decrease in current assets,
        net of the effect of businesses
        acquired  (Note 2):-
         Accounts receivable                      (6,905)   (6,465)   (4,521)  10,775 (1,876)
Unbilled receivables                               7,754    (1,790)   (1,764)  (6,604)  (151)
         Tax refund receivable                                 125     6,149       --   (102)
         Other receivables                           167      (409)      (40)    (590)  (400)
         Current deferred tax asset                           (950)    1,525      400    492
         Inventories                              (1,845)     (549)     (803)     (70)   120
         Prepaid expenses                            (47)     (912)     (239)     555    (83)
      Increase (decrease) in current
        liabilities, net of the effect of
        businesses acquired:-
         Accounts payable and other
            liabilities                            5,441     6,363     3,978   (6,301)   (388)
         Income taxes payable                      1,725        --        --       --      --
                                                  ______     _____    _______  ________ _______
           Total adjustments                      14,621     1,704     6,376     (871) (1,539)
                                                  ______     _____    _______  ________ _______
            Net cash provided by (used by)
              operating activities               $19,642   $ 1,375   $ 4,423   $ (297) $ (928)
                                                 =======   =======   =======   ======= ========

Supplemental disclosure of noncash activities:-

In two separate transactions, the Company issued common stock valued at approximately $600,000 and entered into a note payable for $1,138,368 in connection with its acquisition of certain diving support vessels and equipment in 1996. Fixed assets and inventory totalling $4,886,890 are classified as assets held for sale at October 31, 1994. The Company issued common stock valued at $164,000 in connection with its acquisition of a business during 1994.


                       The accompanying notes are an integral part
                            of these financial statements.

                     AMERICAN OILFIELD DIVERS, INC.
                     _______________________________

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               __________________________________________


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
____________________________________________________

The Company and Principles of Consolidation
___________________________________________

The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and majority-owned subsidiaries (the Company). All material intercompany transactions and balances have been eliminated in consolidation.

On June 26, 1996, the Company's Board of Directors resolved to change the Company's fiscal year-end from October 31 to December 31 to enable the Company to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry.

During 1996, the Company acquired 97% of the outstanding common stock of Hard Suits Inc. (see Note 2).

Effective October 31, 1994, the Company sold certain assets of its subsidiary, American Corrosion Services, Inc. The purchase price totalled $4,900,000 and included notes receivable of $3,386,000 which were sold, with recourse, in April 1995, and have a balance outstanding of $1,365,789 at December 31, 1996.

In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock which provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding under its line of credit at December 31, 1996 and intends to use the remaining proceeds for general corporate purposes, including working capital requirements and to fund any future capital expenditures and strategic asset acquisitions.

Use of Estimates
_________________

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
___________________

Revenue is recognized on projects of short duration at the time services are rendered at estimated collectible amounts. Revenue is recognized on fixed price (turnkey) contracts on the percentage of completion method based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on fixed price contracts are made in the period such losses are determined. Unbilled revenue represents revenue attributable to work completed prior to the balance sheet date which has not been billed and work in progress at the balance sheet date which will be billed at the completion of the related contract. All amounts included in unbilled revenue at December 31, 1996 and 1995 are estimated to be billed and collected within the current year.

Diving and related expenses include all the direct labor and benefits, materials unique to or installed in the project, and vessel related expenses, and are charged as incurred. General and administrative expenses are charged to expense as incurred.

Inventories
___________

Inventories are valued at the lower of cost or market determined on the first-in, first-out basis.

Other Assets
_____________

Other assets include goodwill, patents and trademarks, organization costs, deferred drydock costs and noncompete agreements, which are amortized on the straight-line method over their estimated useful lives, ranging from two to fifteen years.

Property, Plant and Equipment
______________________________

Property, plant and equipment are carried at cost. Depreciation of assets is computed by the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed by the straight-line method over the shorter of the useful life of the asset or the life of the lease. Useful lives range from 5 to 10 years for vessels and surveying equipment; 3 to 10 years for diving and other equipment; 3 to 5 years for transportation equipment; 3 to 10 years for leasehold improvements; 5 years for furniture and fixtures and 30 years for buildings. As the Company has not had any construction projects of significant duration, no interest costs have been capitalized in connection with these projects; however, certain labor and other direct construction costs have been capitalized as part of the assets.

Assets retired or otherwise disposed of are removed from the accounts along with any related depreciation and amortization and the resultant gain or loss is reflected in income. Maintenance and repairs are charged to expense as incurred.

As a result of the change in fiscal year-end, the Company was required to implement Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) for the fiscal year ended December 31, 1996. This pronouncement requires a review for impairment whenever circumstances indicate that the carrying amount of long-lived assets, certain identifiable intangibles and goodwill may not be recoverable through future cash flows. In accordance with SFAS 121, the Company recognized a pre-tax charge of $500,000 ($290,000 after tax, or $.04 per share), effective January 1, 1996, on certain of the Company's diving assets which are not expected to be fully utilized in operations. The charge is included in depreciation and amortization for the year ended December 31, 1996.

Foreign Currency Translation
____________________________

Income statement accounts are translated at average exchange rates during the year and the balance sheet is converted as of the last day of the fiscal year at the current rate of exchange. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

Income Taxes
_____________

The Company files a consolidated federal income tax return. The Company provides for taxes on the basis of items included in the determination of income for financial reporting purposes regardless of the period when such items are reported for tax purposes. Accordingly, the Company records deferred tax liabilities and assets for future tax consequences of events that have been recognized in different periods for financial and tax purposes.

Earnings (Loss) Per Share
__________________________

Earnings (loss) per common share is calculated  by  dividing  net income
(loss) by the weighted average number of common shares, including redeemable common shares, outstanding during each year. Outstanding stock options are common stock equivalents but are excluded from earnings per common share as the effect would not be materially dilutive.

Stock Compensation
__________________

The Company has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123). In accordance with the provisions of SFAS 123, the Company has elected to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock option plans. Compensation expense is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock.

Cash and Cash Equivalents
_________________________

For purposes of the consolidated statement of cash flows, cash and cash equivalents include short-term highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments
___________________________________

The carrying amount of financial instruments, which include cash, accounts receivable, accounts payable and notes payable, approximates fair values at December 31, 1996.

Reclassifications
_________________

Certain amounts in the 1995 Consolidated Balance Sheet have been reclassified to conform to the 1996 presentation.

Interim Financial Statements
_____________________________

The accompanying financial statements for the two months ended December 31, 1994 are unaudited. In management's opinion, such interim financial statements reflect all normal recurring adjustments necessary for a fair statement of the results of operations for such interim period. These interim financial statements should be read in conjunction with the Company's audited financial statements included herein.

The offshore oilfield services industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas industry. As a result, a disproportionate amount of the Company's total revenues and net income is earned during the third (July through September) and fourth (October through December) quarters of its fiscal year. Results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.

NOTE 2 - ACQUISITION
____________________

From October 31, 1996 to November 15, 1996, a subsidiary of the Company acquired approximately 97% of the outstanding common stock of Hard Suits Inc., a publicly traded company on the Toronto and Vancouver Stock Exchanges, for a cash purchase price of approximately $12.6 million, including transaction costs. The purchase was funded through borrowings on the Company's line of credit, which were repaid subsequent to December 31, 1996 with the proceeds from a secondary offering of the Company's common stock (see Notes 1 and 7). The Company intends to acquire the remaining outstanding common shares of Hard Suits and to seek delisting of all shares from both the Toronto and Vancouver Stock Exchanges. The transaction was accounted for under the purchase method of accounting. The results of operations of Hard Suits are included in the consolidated statement of operations for the two months ended December 31, 1996.

The purchase price was allocated to the assets of Hard Suits Inc. based on estimated fair values as follows (in thousands):

Current assets                                       $1,362
Property, plant and equipment                         6,000
Patents and other intangible assets                   8,900
Goodwill                                              2,888
Liabilities assumed                                  (4,190)
Deferred tax liability                               (2,300)
                                                    ________
                                                    $12,660
                                                    ========
The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and Hard Suits as if the acquisition occurred on January 1, 1996 and November 1, 1994,
respectively.    Pro   forma  adjustments   include   depreciation   and
amortization, interest charges on borrowings on the line of credit and tax benefit related to additional interest charges.

                                                  For the Years Ended
                                          December 31, 1996  October 31, 1995
                                          _________________  _________________
                                                        (Unaudited)
                                                       (in thousands)

Diving and related revenues                      $110,005         $ 102,061
Net loss                                             (431)           (5,630)
Net loss per share                                   (.06)             (.84)


NOTE 3 - INVENTORIES
____________________

Inventories consist of the following (in thousands):
                                                               December 31,
                                                               ______________
                                                               1996     1995
                                                               ----     ----
Fuel                                                          $  152   $  101
Supplies                                                         659    1,026
Work in process                                                2,491      444
Finished goods                                                 1,349      690
                                                              _______  _______
                                                              $4,651   $2,261
                                                              =======  =======
NOTE 4 - INTANGIBLE AND OTHER ASSETS
____________________________________

Intangible and other assets consist of the following (in thousands):

                                                               December 31,
                                                               ____________
                                                               1996    1995
                                                               ----    ----
Trademarks and patents                                        $9,991  $1,090
Goodwill                                                       3,791     609
Deferred drydock expenses                                      1,791   1,484
Other                                                          1,371   1,787
                                                              _______ _______
                                                              16,944   4,970

Less -  Accumulated amortization                              (2,812) (1,507)
                                                              _______ _______
                                                              $14,132 $3,463
                                                              ======= =======
NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
______________________________________

Property, plant and equipment consist of the following (in thousands):

                                                                December  31,
                                                                _____________
                                                                1996     1995
                                                                ----     ----
Diving equipment                                              $24,388  $16,056
Manufacturing and related equipment                             3,224      892
Vessels and surveying equipment                                24,244   17,454
Furniture and fixtures                                          4,130    3,463
Leasehold improvements                                          1,381    1,080
Construction in progress                                        3,016      665
Building                                                        2,498    2,699
Land                                                            1,347      591
Transportation equipment                                          704      703
Construction Equipment                                            537       --
                                                              _________ _______
                                                               65,469   43,603
Less - Accumulated depreciation
     and amortization                                         (22,428) (18,053)
                                                              ________ ________
                                                              $43,041  $25,550
                                                              ======== ========

Construction in progress at December 31, 1996 primarily consists of construction of various items of equipment. The total costs to complete the projects have been estimated by management to approximate $2,000,000 and are estimated to be completed at various times during fiscal 1997.

The net book value of assets pledged as collateral to secure the Company's debt (see Note 8) was $13,645,587 and $11,492,133 at December 31, 1996 and 1995.

NOTE 6 - OTHER LIABILITIES
___________________________

Other liabilities consist of the following (in thousands):
                                                            December  31,
                                                            ______________
                                                            1996     1995
                                                            ----     ----

Accrued compensation                                       $  993   $  313
Workers' compensation liability                               817      624
Job related accruals and other                              7,329    2,739
                                                           ________ _______
                                                           $9,139   $3,676
                                                           ======== =======

NOTE 7 - SHORT-TERM BORROWINGS AND BORROWINGS UNDER LINE OF CREDIT
__________________________________________________________________

Short-term borrowings and borrowings under the line of credit agreement consist of the following (in thousands):

                                                         December  31,
                                                         ______________
                                                         1996      1995
Note payable to a company for purchase of                ----      ----
certain assets; interest at 6%; unsecured;
due on January 3, 1997 (paid in full on
January 3, 1997)                                       $ 1,138    $   --

Revolving line of credit agreement with
a bank; interest at a prime rate (8.25%
at December 31, 1996) and due in
quarterly installments                                  12,618      7,875
                                                       --------   --------
                                                        13,756      7,875

Less:  Amount classified as long-term                  (12,450)        --
                                                       ---------  --------
                                                       $ 1,306     $7,875
                                                       =========  ========

During 1996, the line of credit was increased from $15,000,000 to $20,000,000 to facilitate the purchase of Hard Suits. The line expires on March 31, 1997 but the Company expects to renew such line for $15,000,000. At December 31, 1996, $12,450,000 of the balance outstanding under the line of credit is classified as long-term as it relates to the acquisition of Hard Suits Inc. and, at the date of the borrowing, the Company intended to refinance the debt to arrange for a long-term payment schedule. Subsequent to December 31, 1996, the
Company repaid all amounts outstanding under the line of credit agreement using the proceeds of its secondary offering of common stock (see Note 1). The line is secured by and limited to certain qualifying accounts receivable, is collateralized by certain of the Company's vessels and certain other assets and is subject to certain covenants (see Note 8).

NOTE 8 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                        December  31,
                                                        _____________
                                                        1996     1995
Note payable to a bank, interest at 7.90%;              ----     ----
monthly principal installments of $125
plus interest with a balloon payment of
$3,125 on May 31, 2001; secured by
11 vessels and certain diving equipment                $9,625   $   --

Various government assistance notes, non-
interest bearing and unsecured; payable
in various installments through July 1999.                458       --

Various notes payable to a bank, with
interest rates ranging from 8.75% to
9.50%; monthly principal installments
totalling $166 plus interest; maturity
dates August 9, 1999 through April 3,
2000; secured by seven vessels and
certain diving equipment                                   --    6,788

Other long-term debt                                       78       --
                                                       ________ ________
                                                       10,161    6,788

Less - Current portion                                 (1,702)  (1,375)
                                                       ________ ________
                                                       $8,459   $5,413
                                                       ======== ========

Aggregate maturities of long-term debt in the fiscal years subsequent to December 31, 1996 are as follows (in thousands):

              1997                          $1,702
              1998                           1,668
              1999                           1,632
              2000                           1,534
              2001 and thereafter            3,625
                                            _______
                                            $10,161

The Company's long term debt and line of credit agreements require the Company to maintain certain financial ratios and a specified amount of equity, include restrictions on capital expenditures and also limit payment or declaration of dividends to an amount not to exceed 15% of average net income for the four previous quarters.

NOTE 9 - INCOME TAXES
_____________________

The provision (benefit) for income taxes attributable to continuing operations is comprised of the following (in thousands):

                               Year Ended    Year Ended    Two Months Ended
                               December 31,  October 31,     December 31,
                               ___________  ____________   _________________
                                  1996      1995    1994         1995
                                  ----      ----    ----         ----
Current tax expense:
  Federal                        $1,120     $ --    $ 305        $  --
  State                             770       13      140           --
  Foreign                            --       69       --           --
                                 ________  _______  _______     ________

Total current tax expense         1,890       82      445           --

Deferred tax (benefit) provision  2,060      (20)    (370)         420
                                 ________  ________ ________    _________
  Total provision for income
    taxes                        $3,950    $  62    $  75       $  420
                                 ________  ________ ________    _________

A summary of the components of the provision (benefit) for deferred income taxes follows (in thousands):

                                  Year Ended    Year Ended    Two Months Ended
                                  December 31,  October 31,    December 31,
                                  ____________  ___________   ________________
                                      1996     1995     1994         1995
                                      ----     ----     ----         ----

Utilization of tax loss
  carryforwards                      $2,896      --      --         $ 338
Minimum tax credit                     (703)     --      --            --
Foreign tax loss carryforward            --      --    (329)           --
Excess tax over book depreciation       (80)   (111)   (100)           80

Other, net                              (53)     91      59             2
                                     ________ _______ _______       _______
Total provision (benefit) for
  deferred income taxes              $2,060   $ (20)  $(370)        $ 420
                                     ======== ======= =======       =======

The difference between the taxes provided for continuing operations at the United States statutory rate and the Company's actual tax provision is reconciled below (in thousands):

                                  Year Ended    Year Ended   Two Months Ended
                                  December 31,  October 31,    December 31,
                                 _____________ _____________ ________________
                                      1996     1995     1994       1995
                                      ----     ----     ----       ----
Taxes provided at United States
 statutory rate                      $3,050    $(51)    $(90)     $ 338
State tax expense, net of
 federal benefit                        508      13       76         33
Non-deductible meals and
 entertainment                           71     118       99         20
Foreign tax expense                     200      --       --         --
Other, net                              121     (18)     (10)        29
                                    _________ ________ ________   ________
  Total provision for income taxes   $3,950    $ 62    $  75      $ 420
                                    ========= ======== ========   ========

The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances were as follows (in thousands):

                                                           December  31,
                                                           _____________
                                                           1996     1995
                                                           ----     ----

Federal net operating loss carryforward                  $   --   $ 1,679
Deferred drydock expense                                   (437)     (317)
Allowance for doubtful accounts                             150       102
Accrued insurance                                           182       182
Other, net                                                  105        54
                                                         ________ ________
Current deferred tax asset                               $  --    $ 1,700
                                                         ======== ========
Depreciable asset basis differences                      $(6,380) $(2,400)
Federal, state and foreign net operating
  loss carryforward                                        2,600    1,917
Foreign tax credit carryforward                              163      163
Minimum tax credit carryforward                            1,075      372
Other, net                                                   (59)       5
                                                         ________ ________
Noncurrent deferred tax asset (liability)                $(2,601) $    57
                                                         ======== ========

At December 31, 1996 the Company had federal, state and foreign net operating loss carryforwards (NOL's) of approximately $6,200,000, which can be used to offset future taxable income. Approximately $4,100,000 of the NOL's relate to the Company's Canadian subsidiary, Hard Suits. Such carryforwards, which may provide future tax benefits, expire in 1998 through 2002. Based on the Company's forecast for future earnings, management has determined that future taxable income will more likely than not be sufficient to utilize the NOL's prior to their expiration.

NOTE 10 - STOCKHOLDERS' EQUITY
______________________________

Incentive Compensation Plan
___________________________

Under the 1993 Incentive Compensation Plan, officers and other employees of the Company may be granted stock options, stock awards, restricted stock, performance share awards or cash awards. A total of 500,000 shares of common stock have been reserved for issuance under the Plan. The exercise price of an incentive option may not be less than the fair market value of the common stock on the date of the grant. A total of 336,500 options had been granted under this plan at fair market value prices ranging from $5.67 to $9.00 per share over terms ranging from five to ten years from date of grant. At December 31, 1996, 207,813 options are outstanding of which 162,434 are exercisable. No compensation expense was recognized in connection with the issuance of these options.

Pursuant to an employment agreement dated July 16, 1996, an officer of the Company was granted 375,000 options to purchase common stock at an exercise price of $8.75 per share which equaled fair market value of the date of grant. Of the total options granted, 225,000 are subject to shareholder approval in 1997. If shareholder approval is not obtained, the Company will be required to provide the officer with the economic equivalent of those options not approved. The options vest in one-fifth increments over a five year period, contingent upon meeting certain performance goals which will be established by the Compensation Committee. As of December 31, 1996, such goals had not yet been established. However, assuming the goals were established and met, management has determined that any related compensation cost would have been immaterial for the year ended December 31, 1996.

Director Plan
______________

Under the Director Plan, non-employee directors automatically receive options to purchase 1,500 shares of common stock upon first becoming a director and annually thereafter on the day following the date of the Company's annual meeting of stockholders. The option exercise price is equal to the fair market value of the common stock on the date of grant. A maximum of 50,000 shares are reserved for issuance under the Plan. As of December 31, 1996, options to purchase 12,000 shares of common stock at prices ranging from $6.625 to $9.00 per share have been granted and are outstanding. The options are immediately exercisable over five years from date of grant. No compensation expense was recognized in connection with the issuance of these options.

Employee Stock Option Plan
___________________________

The Employee Plan provides for the one-time grant of non-qualified stock options to purchase shares of common stock for employees meeting certain eligibility requirements. A total of 160,000 shares of common stock were reserved for issuance under the Employee Plan and, in September 1993, options for 149,952 shares were granted to certain employees. The fair market value of the common stock on the date of grant was $10.00 per share. The options with respect to one-third of the shares became exercisable on September 21, 1995 at a price of $9.00 per share and have expired as of December 31, 1996. The options with respect to a second one-third of the shares become exercisable on March 21, 1997 at a price of $10.00 per share and must be exercised no later than September 21, 1998 or automatically expire. The options with respect to the final one-third of the shares become exercisable on March 21, 1998 at a price of $10.00 per share and must be exercised no later than September 21, 1998 or automatically expire. No compensation expense was recognized with the issuance of these options.

If compensation expense for stock option grants had been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the impact on the Company's net income and earnings per share would be immaterial. Pro forma compensation expense was based on stock options grants during 1996 and may not be indicative of the effects on net income and income per share in future years. The fair value of the options was estimated at the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1996: Dividends yield-0; expected volatility of 37%, risk free interest rates of approximately 5.6% and expected life of 5 years. The weighted average fair value of options granted during the year ended December 31, 1996 was $3.93.

Transactions involving stock options are summarized as follows:


                                                                     Total        Weighed Average
                                    Incentive  Directors Employee Stock Options  Exercise Price of
                                       Plan      Plan     Plan     Outstanding  Options Outstanding
                                       ----      ----     ----     -----------  -------------------
Balance at October 31, 1993          156,500    3,000    149,952     309,452           $8.68

  Granted                            170,000    3,000         --     173,000            7.52
  Forfeited                               --       --    (10,611)    (10,611)           9.67
                                     -------    ------   -------     -------
Balance at October 31, 1994          326,500    6,000    139,341     471,841            8.23

  Granted                              6,000    3,000         --       9,000            6.54
  Forfeited                           (6,667)      --    (18,931)    (25,598)           9.10
                                     --------   -----    --------    --------
Balance at October 31, 1995          325,833    9,000    120,410     455,243            8.15

  Expired                                 --       --    (35,515)    (35,515)           9.67
  Forfeited                               --       --     (3,437)     (3,437)           9.67
                                     --------   ------   --------    --------
Balance at December 31, 1995         325,833    9,000     81,458     416,291            8.01

  Granted (1)                          4,000    3,000         --       7,000            8.06
  Exercised                          (98,685)      --         --     (98,685)           6.95
  Forfeited                          (23,335)      --    (13,263)    (36,598)           8.29
                                     --------  -------   --------    --------
Balance at December 31, 1996         207,813   12,000     68,195     288,008          $ 8.41
                                     ========  =======   ========    ========

(1) Performance based stock options totalling 375,000 for which vesting criteria has not been established.

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                Options Outstanding                          Options Exercisable
                              ___________________________                  ____________________________
                                            Weighted          Weighted                   Weighted
    Range of                 Number     Average Remaining     Average       Number        Average
   Exercise Price           Outstanding Contractual Life   Exercise Price  Exercisable   Exercise Price
   --------------           ----------- -----------------  --------------  -----------   ---------------
$5.00 - $7.50                  132,913      6.88               $ 7.27         91,534         $ 7.21
$7.51 - $10.00                 155,095      1.84                 9.39         82,900           8.94


NOTE 11 - EMPLOYEE BENEFITS
----------------------------

Effective January 1, 1989, the Company established a qualified 401(k) profit sharing plan (the Plan) for employees. The Plan provides for a 30% match of employee contributions directed toward the purchase of the Company's common stock and a 10% match for all other contributions up to 15% of gross pay. Such employer contributions vest over a period of 5 years and totalled $116,909 for the year ended December 31, 1996, $17,038 for the two months ended December 31, 1995 and $89,795 and $80,241 for the years ended October 31, 1995 and 1994. Under the terms of the Plan, participants may elect to purchase shares of the Company's common stock on the open market through a broker.

NOTE 12 - BUSINESS SEGMENT, GEOGRAPHIC AREA AND MAJOR CUSTOMER INFORMATION
--------------------------------------------------------------------------

The Company classifies its operations under one business segment, diving
and  related  revenues.   A  summary  operations  by  geographical  area
follows (in thousands):

                                                        United States             Consolidated
                                 Africa(1)     Canada     and other    Corporate     Total
Year Ended October 31, 1994      ------        ------   -------------  ----------  ------------
----------------------------
Diving and related revenues      $ 3,889       $   --    $   48,866      $   --      $  52,755
Operating income (loss)             (241)          --            21          --           (220)
Identifiable assets (2)            3,146           --        56,304       2,157         61,607

Year Ended October 31, 1995
---------------------------
Diving and related revenues      $18,974       $   --    $   69,686      $   --      $  88,660
Operating income (loss)            2,883           --        (1,785)         --          1,098
Identifiable assets (2)           10,354           --        56,877       2,177         69,408

Two Months Ended December 31, 1995
----------------------------------

Diving and related revenues      $   924       $   --    $   14,562       $  --      $  15,486
Operating income (loss)             (150)          --         1,346          --          1,196
Identifiable assets (2)            7,046           --        55,118       1,757         63,921

Year Ended December 31, 1996
-----------------------------
Diving and related revenues      $ 7,838       $  532    $   97,402       $  --      $ 105,772
Operating income (loss)             (963)        (593)       10,961          --          9,405
Identifiable assets                8,664       18,367        65,876          --         92,907

(1)Includes the Company's diving and related services provided off the coast of West Africa and Dubai, United Arab Emirates.

(2)Identifiable assets are those assets used in the Company's operations in each area. Corporate assets consist of the Company's deferred tax asset.


The Company's ten largest customers accounted for $50,559,682 or 44% of the Company's total revenues during the year ended December 31, 1996; $5,591,707 or 65% during the two months ended December 31, 1995; $40,451,000 or 46% during 1995 and $23,027,000 or 39% during 1994. Of the ten customers, there was one that accounted for more than 10% of the Company's revenues during each of the following periods: $27,343,026 or 24% for the year ended December 31, 1996; $2,445,311 or 16% for the two months ended December 31, 1995, $12,782,000 or 14% during 1995 and $6,022,000 or 10% during 1994.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Matters

A large oil and gas company has instituted litigation against subsidiaries of the Company in Edinburgh, Scotland seeking damages of approximately U.S. $3,000,000, plus interest and costs, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. Prior to installation the product was hydrostatically tested onshore and during the test it did not leak or otherwise malfunction. After installation but before oil or gas flowed through the pipeline under pressure the product was removed and replaced by the customer against the recommendations of the Company's subsidiaries. The product did not leak and no environmental damage is alleged. The Company believes that the product was fully suitable for service and intends to defend the claim vigorously, although no assurance can be given as to the ultimate outcome of the litigation.

The Company and certain of its subsidiaries are also parties to various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence or alleged "unseaworthiness" of the Company's vessels. While the outcome of these lawsuits cannot be predicted with certainty, the Company believes that its insurance coverage with respect to such claims is adequate and that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its business or financial condition or results of operations.

Insurance

The Company's operations involve a higher degree of operational risk, product liability and warranty claims than that found in other industries. Management is of the opinion that it maintains adequate insurance, in line with industry standards, to insure itself against the normal risks of operations.

Operating Leases

Leases are primarily for buildings and vehicles used in operations and are classified as operating leases. The amount of future minimum rentals for these noncancellable leases with terms in excess of one year are as follows at December 31, 1996 (in thousands):

              1997                     $1,099
              1998                       470
              1999                       318
              2000                       238
              2001                        25
                                       ------
                                       $2,150
                                       ======
Total rental expense under operating leases was $937,919 for the year ended December 31, 1996, $153,316 for the two months ended December 31, 1995, and $1,249,196 and $983,214 for the years ended October 31, 1995 and 1994.


                      Selected Quarterly Financial Data
                    (in thousands, except per share data)


The following table sets forth selected unaudited quarterly financial information.

                                                        Quarter Ended
                                                       ________________
                                           January 31, April 30, July 31, October 31,
                                             1994         1994     1994      1994
                                             ----         ----     ----      ----
Diving and related revenues                $ 8,305     $ 8,946   $13,570   $ 21,934
Operating income (loss) from
  continuing operations                       (709)       (699)     (614)     1,802
Income (loss) from continuing operations      (328)       (407)     (412)       890
Loss from discontinued operations (including
  loss on disposal)                           (274)       (170)     (266)      (986)
Net loss                                      (602)       (577)     (678)       (96)
Earnings (loss) per share:
 Continuing operations                        (.05)       (.06)     (.06)       .13
 Discontinued operations                      (.04)       (.03)     (.04)      (.14)
 Net loss                                     (.09)       (.09)     (.10)      (.01)
Weighted average common shares outstanding   6,695       6,709     6,709      6,709

                                                        Quarter Ended
                                                       ________________
                                           January 31, April 30, July 31, October 31,
                                             1995         1995     1995      1995
                                             ----         ----     ----      ----

Diving and related revenues                $19,638     $12,287   $24,908    $31,827
Operating income (loss)                        384      (3,117)    1,632      2,199
Net income (loss)                              141      (2,126)      685        971
Earnings (loss) per share                      .02        (.32)      .10       .14
Weighted average common shares outstanding   6,709       6,709     6,709     6,709



                                 January 31,  April 30,    June 30,    September 30, December 31,
                                    1996       1996         1996(1)       1996          1996
                                    ----       ----         ----          ----          ----
Diving and related revenues      $22,162      $19,179      $26,829      $33,409       $ 26,306
Operating income                   1,427          595        2,992        5,296          1,092
Net income                           709          471        1,735        2,851            331
Earnings per share                   .11          .07          .26          .42            .05
Weighted average common
  shares outstanding               6,709        6,726        6,788        6,806          6,840


(1)On June 26, 1996, the Company's Board of Directors resolved to change the Company's year end from October 31 to December 31.
