Form 10-Q
period 1997-03-31
AMERICAN OILFIELD DIVERS INC
filed 1997-05-15
CIK 906520

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          ________________________


                                 FORM 10-Q

  (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
               for the quarterly period ended March 31, 1997

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

      At May 15, 1997 there were 10,531,440 shares of common stock, no par value, outstanding.

                         AMERICAN OILFIELD DIVERS, INC.

                                     INDEX


    Part I. Financial Information                                        Page

            Item 1. Financial Statements

            Consolidated Balance Sheets -

              March 31, 1997 and December 31, 1996........................ 1

            Consolidated Statements of Income -

              Three Months Ended March 31, 1997 and
                March 31, 1996............................................ 2

            Consolidated Statements of Changes in Stockholders' Equity -

              Three Months Ended March 31, 1997 and
                March 31, 1996............................................ 3

            Consolidated Statements of Cash Flows -

              Three Months Ended March 31, 1997 and
                March 31, 1996............................................ 4

            Notes to Consolidated Financial Statements.................... 5

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................. 8

     Part II. Other Information

            Item 6.  Exhibits and Reports on Form 8-K..................... 12

            Signatures.................................................... 13

                             PART I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements.

                       American Oilfield Divers, Inc.
                        Consolidated Balance Sheets
                        ---------------------------
                               (in thousands)

                                                  March 31, 1997   December 31, 1996
                                                  --------------   -----------------
                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $  19,397          $ 1,322
  Accounts receivable, net of allowance for
    doubtful accounts of $480 and $500                18,832           20,095
  Unbilled revenue                                     9,466            5,929
  Other receivables                                    2,225            2,171
  Inventories                                          4,592            4,651
  Prepaid expenses                                     3,233            1,566
                                                   ____________     ___________
    Total current assets                              57,745           35,734
Property, plant and equipment, net of
accumulated
  depreciation of $24,286 and $22,428                 43,505          43,041
Trademarks and patents, net of accumulated
  amortization                                         8,977           9,307
Other assets, net of accumulated
  amortization                                         5,040           4,825
                                                   ____________    ___________
                                                    $115,267         $92,907
                                                   ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 4,214         $ 9,609
  Income taxes payable                                 1,818           1,756
  Other liabilities                                   10,352           9,139
  Short-term borrowings                                  ---           1,306
  Current portion of long-term debt                    1,648           1,702
                                                   ___________     ___________
    Total current liabilities                         18,032          23,512
Deferred tax liability                                 2,653           2,601
Borrowings under a line of credit agreement              ---          12,450
Long-term debt, less current portion                   8,071           8,459
Other liabilities                                         40              40
                                                   ___________     ___________
    Total liabilities                                 28,796          47,062
Stockholders' equity:
  Common stock, no par value                           1,807           1,373
  Other stockholders' equity                          84,664          44,472
                                                   ___________     ___________
    Total stockholders' equity                        86,471          45,845
                                                   ___________     ___________
                                                    $115,267         $92,907
                                                  ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.


                       American Oilfield Divers, Inc.
                     Consolidated Statements of Income
                     ----------------------------------
                   (in thousands, except per share data)



                                            Three Months Ended
                                                 March 31,
                                            __________________

(unaudited)                                   1997       1996
                                              ----       ----
Diving and related revenues                 $28,576    $19,228
                                            -------    --------
Costs and expenses:
  Diving and related expenses                19,822     12,621
  Selling, general and administrative
  expenses                                    5,835      4,720
  Depreciation and amortization               2,318      1,862
                                            --------   --------
   Total costs and expenses                  27,975     19,203
                                            --------   --------
Operating income                                601         25
Other income (expense), net                    (205)       149
                                            --------   --------
Income before income taxes                      396        174
Income tax provision                            170         70
                                            --------   --------
Net income                                   $  226      $ 104
                                            ========   ========
Net income per share                         $  .03      $ .02
                                            ========   ========
Weighted average common shares outstanding    8,890      6,709
                                            ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
         -----------------------------------------------------------
                     (in thousands, except share data)

                                                        Foreign   (Accumulated
                                            Additional  Currency    Deficit)
                           Common Stock      Paid-in   Translation  Retained
(unaudited)              Shares     Amount   Capital   Adjustment   Earnings    Total
                         ------     ------  --------- ------------ ----------  -------
Balance at
 December 31, 1995     6,709,497    $1,360   $40,837    $(132)     $ (2,510)   $39,555
Adjustment to
 valuation of common
 stock issued in
 connection with an
 acquisition                                     (52)                              (52)
Exercise of stock
  options                  24,000         2      135                               137
Net effects of
  translation of
  foreign currency                                         (8)                      (8)
Net income                                                              104        104
                       ____________ _________ ________ _________  __________  _________
Balance at
 March 31, 1996          6,733,497    $1,362   $40,920  $(140)     $ (2,406)   $39,736
                       ============ ========= ======== ========= ===========  =========
Balance at
 December 31, 1996       6,879,867    $1,373   $42,059  $ (98)     $  2,511    $45,845
Issuance of common
 stock in a secondary
 stock offering          3,128,315       379    34,871                          35,250
Issuance of common
 stock from
 underwriter's exercise
 of overallotment option   425,000        52     4,818                           4,870
Exercise of stock options   35,399         3       323                             326
Net effects of translation
 of foreign currency                                      (46)                     (46)
Net income                                                              226        226
                        ----------- ---------- -------- -------- ----------- -----------
Balance at
  March 31, 1997        10,468,581    $1,807   $82,071  $(144)     $  2,737    $86,471
                        =========== ========== ======== ======== =========== ===========
The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
                   Consolidated Statements of Cash Flows
                               (in thousands)


                                         Three Months Ended
                                              March 31,
                                         -------------------
                                          1997        1996
                                          ----        ----
(unaudited)
Net cash flows from operating
activities:
  Net income                              226          104
  Non-cash items included in net
   income:
  Depreciation and amortization         2,318        1,862
  Net (gain) loss on disposition of
   assets                                 ---         (398)
 Other                                 (8,248)       3,783
                                       ________    ________
     Net cash provided by (used
       by) operating activities        (5,704)        5,351
Cash flows from investing activities:
  Capital expenditures                 (2,346)       (2,286)
  Proceeds from sale of assets            ---         5,462
  Proceeds from insurance claim           ---           535
  Other                                  (331)          989
                                      _________    _________
    Net cash provided by (used by)
      investing activities             (2,677)        4,700
Cash flows from financing activities:
  Proceeds from issuance of common
   stock                               40,446           136
  Repayments of term debt              (1,372)         (500)
  Net payments under line-of-credit
    agreement                         (12,618)       (7,875)
                                     ___________   __________
    Net cash provided by (used by)
      financing activities             26,456        (8,239)
                                     ___________   __________

Net increase in cash                   18,075         1,812

Cash and cash equivalents at
  beginning of period                   1,322           788
                                     __________    __________
Cash and cash equivalents at end of
  period                              $19,397       $ 2,600
                                     ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
                 Notes to Consolidated Financial Statements
                 ------------------------------------------

Note 1 - Organization and Significant Accounting Principles
        ---------------------------------------------------

The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company provides undersea construction, installation, and repair and maintenance services to the offshore oil and gas industry, primarily in the United States Gulf of Mexico, the U.S. West Coast and select international areas, and to inland industrial and governmental
customers.   In  addition,  the Company  manufactures and markets  subsea pipeline connectors and a patented marginal well production system to the domestic and international oilfield industry. All material intercompany transactions and balances have been eliminated in consolidation.

In June 1996, the Board of Directors of the Company changed the Company's fiscal year end from October 31 to December 31 so as to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry. As a result of this change in fiscal year end, this quarterly report on Form 10-Q includes results of operations as of and for the three months ended March 31, 1997 and 1996.

In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock which provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding under its line of credit and intends to use the remaining proceeds for general corporate purposes, including working capital requirements and to fund any future capital expenditures and strategic asset acquisitions.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of December 31, 1996, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996. These unaudited first quarter financial statements should be read in conjunction with the audited 1996 financial statements.

The unaudited financial statements at March 31, 1997 and for the three months ended March 31, 1997 and 1996 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included.

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

Effective January 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). This pronouncement requires a review for impairment whenever circumstances indicate that the carrying amount of long-lived assets, certain identifiable intangibles and goodwill may not be recoverable through future cash flows. In accordance with SFAS 121, the Company recognized a pre-tax charge of $500,000 ($290,000 after tax, or $.04 per share), effective January 1, 1996. The charge is included in depreciation and amortization in the consolidated statement of income for the three months ended March 31, 1996.

Effective March 1,1996, the Company sold its pipelay/bury barge, the "American
Enterprise," for proceeds of $5,400,000.   The gain on the sale is included in
other income in the consolidated statement of income for the three month period ended March 31, 1996.

Note 2 - Inventories
---------------------

The major classes of inventories consist of the following (in thousands):

                                                   March 31,  December 31,
                                                     1997        1996
                                                     ----        ----
                                                  (Unaudited)

Fuel                                                133            152
Supplies                                            641            659
Work-in-process                                   1,730           2491
Finished goods                                    2,088          1,349
                                                  -----          -----
                                                 $4,592         $4,651
                                                  =====          =====

Note  3  - Earnings per Share
------------------------------

Earnings per share is calculated by dividing net income by the weighted average number of common shares,including redeemable common shares, outstanding during each period. Outstanding stock options are common stock equivalents but are excluded from earnings per common share as the effect would not be materially dilutive.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement replaces APB No. 15 "Earnings per Share", establishes standards for computing and presenting earnings per share ("EPS") and is effective for the year ended December 31, 1997. This statement is not expected to have a material effect on the Company's reported EPS amount.

Note 4  -  Commitments and Contingencies
----------------------------------------
Legal Matters

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

Note 5 - Subsequent Events
--------------------------

On April 27, 1997, the Company's jackup derrick barge, the American Intrepid, sank in the Gulf of Mexico. The Company believes its level of insurance is adequate and, at this time, believes the loss of the vessel will not have a material adverse effect on its financial condition or results of operations.

During April 1997, the Company reached an agreement in principle with the owners to acquire for cash substantially all of the assets of Contract Diving Services, Pty. Ltd., and its affiliates, a subsea services provider based in Perth, Western Australia. The transaction is expected to close during the second quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following tables set forth, for the periods indicated, additional information on the operating results of the Company in its geographic and product markets:


                            Three Months Ended March 31, 1997

                                          Inland and
                     Gulf   International  West Coast   Subsea
(Unaudited)      Services(1) Services(2)   Services(3)  Products(4) Total
                 ---------- ------------- ------------ ------------ ------
Diving and related
   revenues        $13,461     $ 2,841      $ 7,789     $ 4,485  $ 28,576
Diving and
related expenses   $ 9,942     $ 1,607      $ 5,837     $ 2,436  $ 19,822
Gross profit       $ 3,519     $ 1,234      $ 1,952     $ 2,049  $  8,754
Gross profit
percentage            26.1%       43.4%        25.1%       45.7%     30.6%


                    Three Months Ended March 31, 1996
                    ---------------------------------

                                          Inland and
                     Gulf   International  West Coast   Subsea
(Unaudited)      Services(1) Services(2)   Services(3)  Products(4) Total
                 ---------- ------------- ------------ ------------ ------
Diving and
related revenues   $10,804      $2,300       $4,965       $1,159   $19,228
Diving and
related expenses   $ 7,688      $1,022       $3,345       $  566   $12,621
Gross profit       $ 3,116      $1,278       $1,620       $  593   $ 6,607
Gross profit
percentage            28.8%       55.6%        32.6%        51.2%     34.4%
__________________

(1) Includes diving and related services, pipelay/bury and derrick barge services provided by American Marine Construction, Inc. and environmental remediation and oil spill response services provided by American Pollution Control, Inc., all of which were performed in the Gulf of Mexico. The pipelay/bury barge was sold effective March 1, 1996.

(2) Includes all diving and related services performed outside of the United States and its coastal waters except for Latin America, which is included in Inland and West Coast Services.

(3) Includes diving and related services off the U.S. West Coast provided by American Pacific Marine, Inc. and diving and related services provided by American Inland Divers, Inc.

(4) Includes manufacturing and marketing of Big Inch pipeline connectors and Tarpon marginal well production systems. The three months ended March 31, 1997 also includes manufacturing and marketing of Tarpon Concrete Storage Systems and Hard Suits Inc. products.

    The following discussion of the Company's financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

    In  the  first   quarter  ended  March  31,  1997,  the  Company
experienced strong demand for its subsea services and related products in spite of the fact that this period is not traditionally associated with uniformly high activity, particularly in the Gulf of Mexico. Revenue increased from $19.2 million in the first quarter of 1996 to $28.6 million in the current quarter due to (i) increased utilization of the Company's dive crews and vessels in the Gulf
Services   sector;   (ii)  increased  sales  of  Big  Inch  pipeline
connectors and tie-ins;  (iii)  sales  of concrete storage barges
manufactured  by  newly-acquired  Tarpon   Concrete  Storage Systems;
and (iv) increased demand for the Company's diving and marine construction services in the U.S. Inland market.

    However, the overall gross profit margin of 30.6% for the three months ended March 31, 1997 was lower than the same period in 1996 due to (i) seasonally flat, year-over-year rates for the Company's personnel and vessels, despite increasing costs in these areas; (ii) low utilization of the jackup derrick barge American Intrepid; and
(iii) operating losses incurred at Hard Suits Inc. Losses incurred at Hard Suits, however, were at a lower rate than the losses incurred during the fourth quarter of 1996 when AOD acquired Hard Suits. Management continues to implement measures to minimize these losses going forward.

     The oil and gas industry in the Gulf of Mexico has continued to strengthen, resulting in an increase in both the demand and the day rates charged for the Company's divers and DSVs. The improved industry trends have also contributed to increased demand for the Company's subsea pipeline connector products in the Gulf of Mexico. The
Company anticipates that this trend will continue as long as supply and demand fundamentals for oil and gas and demand for infrastructure-related projects remain strong in the Gulf of Mexico.

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

    On April 27, 1997, the Company's jackup derrick barge, the American Intrepid, sank in the Gulf of Mexico. The Company believes its level of insurance is adequate and, at this time, believes the loss of the vessel will not have a material adverse effect on its financial condition or results of operations.

   During April 1997, the Company reached an agreement in principle with the owners to acquire for cash substantially all of the assets of Contract Diving Services, Pty. Ltd., and its affiliates, a subsea services provider based in Perth, Western Australia. The transaction is expected to close during the second quarter or 1997.

  Three Months Ended March 31, 1997 Compared to Three Months Ended
                           March 31, 1996

      Total revenues. The Company's consolidated revenues increased $9.4 million or 49%, from $19.2 million in the three months ended
March 31, 1996 to $28.6 million in the current quarter. Of the $9.4 million increase, (i) approximately $4.0 million was attributable to  increased  diving  and  vessel activity in the Gulf of Mexico;
(ii) approximately $2.8 million was attributable to increased diving activity in the Inland and West Coast Services markets; (iii) approximately $3.3 million was due to revenue from the Company's manufactured products; and (iv) approximately $540,000 was attributable to increased activity of the International Services Group.
These   revenue  increases were   offset by a  revenue  decrease of
approximately $1.1 million attributable to the American Enterprise, the Company's pipelay/bury barge that was sold on March 1, 1996.

      Diving and related expenses. The Company's consolidated diving and related expenses increased $7.2 million or 57%, from $12.6 million in the three months ended March 31, 1996 to $19.8 million in the current quarter. Of the $7.2 million increase, (i) approximately $3.2 million was attributable to increased diving and vessel activity in the Gulf of Mexico; (ii) approximately $2.5 million was attributable to increased diving activity in the Inland and West Coast Services markets; (iii) approximately $1.8 million was due to expenses related to the Company's manufactured products; and (vi) approximately $585,000 was attributable to increased activity of the International Services Group. These expense increases were offset by an expense decrease of approximately $1.0 million attributable to the American Enterprise, the Company's pipelay/bury barge that was sold on March 1, 1996.

      Selling,  general  and  administrative   expenses.    Selling,
general  and  administrative expenses increased 24%, or $1.1 million to $5.8 million during the first quarter of 1997 compared to $4.7 million for the first three months of 1996. The increase was primarily attributable to supporting higher diving and vessel activity in the Gulf of Mexico; increased activity of the Inland and West Coast Services group; and manufacturing operations of the Company's new Tarpon Concrete Storage Systems and Hard Suits divisions. The remaining increase was attributable to supporting the increased activity of the
Company's other  operating  groups.   This  increase was offset by an
overall decrease in selling, general and administrative expenses of the Company's other groups as a result of ongoing focused cost-cutting efforts. Although there was an overall increase in the level of selling, general and administrative expenses during the first
quarter   of   fiscal  1997,  selling,  general  and  administrative
expenses, as a percentage of revenues, decreased to 20% compared to 25% for the first quarter in fiscal 1996. As previously indicated, the increase in diving and related expenses was greater than that for diving and related revenue due to seasonally lower rates for the Company's personnel and vessels, low utilization of the Company's jack up derrick barge and operating losses of Hard Suits Inc.

    Depreciation and amortization.   Depreciation  and  amortization
increased $456,000, or 24%, to $2.3 million in the first quarter of fiscal 1997 compared to $1.9 million in the first three months of 1996. The increase was attributable to the addition of Hard Suits Inc., and other additions and improvements to the Company's operational and administrative assets primarily in the Gulf Services group, offset by a $105,000 reduction in depreciation expense of the American Enterprise which was sold in March 1996. Depreciation and amortization expense for the three months ended March 31, 1996 includes a
pre-tax  charge  of  $500,000,   $290,000   after  tax, attributable
to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of".

    Operating income. During the three months ended March 31, 1997, operating income was $601,000 compared to an operating income of $25,000 for the comparable period in 1996. The positive change in operating income was due primarily to overall increase in revenue offset by a reduction in the Company's gross profit margin from 34.4% to 30.6% and increases in both selling, general and administrative expense and depreciation and amortization expense.

    Other income/expense.  During the current quarter, other expense
(net) of $205,000 was comprised of net interest expense of $311,000,
offset by other income of $106,000.   This compares to other income
(net) of $149,000 in the first three months of 1996, which was comprised of net interest expense of $283,000 offset by a net gain on the disposal of assets, including the sale of the American Enterprise, of $399,000 and other income of $33,000.

    Net income. As a result of the conditions discussed above, the Company recorded net income of $226,000, or $.03 per share, in the three months ended March 31, 1997 compared to net income of $104,000, or $.02 per share, in the three months ended March 31, 1996.


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

    The Company has a $15 million revolving line of credit with a bank at the prime rate. No amounts are outstanding at March 31, 1997. At March 31, 1997 the Company has a long-term note payable with a bank in the amount of $9,250,000 at a fixed interest rate of 7.9%. The terms of the note require monthly principal payments of $125,000, plus interest, with a balloon payment of $3.1 million due on May 31, 2001. This debt is secured by eleven DSVs and certain
diving  equipment.   Also at March 31, 1997, the Company has various
government assistance notes which are non-interest bearing, unsecured and are payable in various installments through July 1999.

    In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock which provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding under its line of credit and intends to use the remaining proceeds for general corporate purposes, including working capital requirements and to fund any future capital expenditures and strategic asset acquisitions.

    The Company believes that cash flows from operations and borrowings available under its bank credit facility will provide sufficient funds for the next twelve to eighteen months to meet its working capital and capital expenditure requirements and to fund any further expansion into new geographic markets or development of new product lines.

    Net cash used by operations was $5.7 million for the three months ended March 31, 1997 compared to $5.4 million provided by operations in the comparable prior year period. Changes in cash flows from operating activities are primarily due to timing differences in cash received from customers and cash paid to employees and suppliers.

    In the most recent three month period, net cash used by investing activities was approximately $2.7 million which consisted of $2.3 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations. In the prior three month period, net cash provided by investing activities was approximately $4.7 million which consisted of $5.5 million received from the sale of the American Enterprise and other operating assets, and the receipt of $535,000 related to an insurance claim, offset by $2.3 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations.

    Cash flows provided by financing activities of $26.5 million in the three months ended March 31, 1997 were primarily attributable to proceeds of $40.4 million from the sale of stock in a secondary offering and through the exercise of stock options offset by payments of short-term and long-term debt totalling $14.0 million.
In the first three months of 1996, cash used by financing activities of approximately $8.2 million was primarily attributable to net payments of short-term and long-term debt totalling $8.4 million, offset by proceeds from issuance of common stock totalling $136,000.


                    PART II.  OTHER INFORMATION


Item 1.Legal Proceedings.


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

Item 6.Exhibits and Reports on Form 8-K.

     (a) 27.1  Financial Data Schedule.

       The Company filed a Current Report on Form 8-K, dated February 25, 1997, with respect to its earnings release for the three months and year ended December 31, 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN  OILFIELD DIVERS,INC.


Date:  May 15, 1997                 /s/ Cathy M. Green
                                  _____________________________________
                                        Cathy M. Green
                                   Vice President - Finance, Chief
                                    Financial Officer (Principal
                                  Financial  and Accounting Officer)