Form 10-K/A
period 1996-12-31
AMERICAN OILFIELD DIVERS INC
filed 1997-07-01
CIK 906520

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          ________________________

                                FORM 10-K/A

    (X)  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                for the fiscal year ended December 31, 1996

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

                             ________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes /x/      No /  /_

      Indicate by check mark if disclosure of delinquent  filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K report or any amendment hereto.

      Aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers, and the holders of more than 5% of the registrant's Common Stock) of the registrant as of December 31, 1996, based upon the closing sale price of the Common Stock on the Nasdaq National Market:
      $97,942,246
      Number  of  shares of Common Stock outstanding at February  28,  1997:
      10,463,248
                       DOCUMENTS INCORPORATED BY REFERENCE
      None.

      American Oilfield Divers, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") by filing Exhibit 99.1 (its Annual Report on Form 11-K pursuant to Section 15(d)) thereto.


                                     PART IV



Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (b)
              Exhibits

        99.1  Annual Report on Form 11-K


      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN OILFIELD DIVERS, INC.

                                                   /s/ Cathy M. Green
                                                 --------------------------
                                                      Cathy M. Green
                                                 Corporate Controller and
                                                 Chief Accounting Officer

Date:  June 30, 1997

                                   EXHIBIT INDEX






Exhibit No.                         Description

99.1                 Annual Report on Form 11-K