Form 10-Q
period 1997-06-30
AMERICAN OILFIELD DIVERS INC
filed 1997-08-14
CIK 906520

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          ________________________


                                 FORM 10-Q

  (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                for the quarterly period ended June 30, 1997

 (   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
          For the transition period from __________ to __________

                          ________________________

                     Commission File Number:   0-22032

                          ________________________

                       AMERICAN OILFIELD DIVERS, INC.

           (Exact Name of Registrant as Specified in its Charter)

          Louisiana                              72-0918249
(State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
    Incorporation or Organization)

   900 Town & Country Lane, Suite 400
        Houston, Texas                               77024
(Address of Principal Executive Offices)            (Zip Code)

                                     (713) 430-1100
                             (Registrant's telephone number,
                                   including area code)

                                ________________________

      Indicate  by  check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
       the past 90 days.    Yes  /x/     No  /  /


        At August 12, 1997 there were 10,591,420 shares of common stock, no par value, outstanding.

                          AMERICAN OILFIELD DIVERS, INC.

                                       INDEX

       Part I. Financial Information                                Page

            Item 1. Financial Statements

            Consolidated Balance Sheets -

              June 30, 1997 and December 31, 1996 ........................ 1

            Consolidated Statements of Income -

              Three and Six Months Ended June 30, 1997
                 and June 30, 1996........................................ 2

            Consolidated Statements of Changes in Stockholders' Equity -

              Six Months Ended June 30, 1997 and June 30, 1996............ 3

            Consolidated Statements of Cash Flows -

              Three and Six Months Ended June 30, 1997 and June 30, 1996.. 4

            Notes to Consolidated Financial Statements.................... 5

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................. 8

              Part II. Other Information

            Item 1.  Legal Proceedings................................... 15

            Item 6.  Exhibits and Reports on Form 8-K.................... 15

            Signatures................................................... 16

                             PART I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements.

                       American Oilfield Divers, Inc.
                        Consolidated Balance Sheets
                               (in thousands)

                                                        June 30, 1997    December 31, 1996
                                                        --------------   -----------------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $  13,119         $ 1,322
  Accounts receivable, net of allowance for
    doubtful accounts of $400 and $500                      19,896          20,095
  Unbilled revenue                                          10,494           5,929
  Other receivables                                          2,313           2,171
  Inventories                                                5,163           4,651
  Prepaid expenses                                           2,165           1,566
                                                        _____________     ___________
    Total current assets                                    53,150          35,734
Property, plant and equipment, net of
  accumulated depreciation of $25,708 and $22,428           51,337          43,041
Trademarks and patents, net of accumulated
  amortization                                               8,681           9,307
Other assets, net of accumulated amortization                7,879           4,825
                                                        _____________     ___________
                                                          $121,047          $92,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 2,371          $ 9,609
  Other liabilities                                         16,163           10,895
  Short-term borrowings                                        ---            1,306
  Current portion of long-term debt                          2,264            1,702
                                                        _____________     ___________
    Total current liabilities                               20,798           23,512
Borrowings under a line of credit agreement                    ---           12,450
Long-term debt, less current portion                         8,913            8,459
Other liabilities                                            2,653            2,641
                                                        _____________     ___________
    Total liabilities                                       32,364           47,062
Stockholders' equity:
  Common stock, no par value                                 1,813            1,373
  Other stockholders' equity                                86,870           44,472
                                                        _____________     ___________
    Total stockholders' equity                              88,683           45,845
                                                        _____________     ___________
                                                          $121,047          $92,907
                                                        =============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
                     Consolidated Statements of Income
                   (in thousands, except per share data)



                                      Three Months    Six Months Ended
                                      Ended June 30,      June 30,
                                    ----------------- -----------------
(unaudited)                           1997     1996      1997    1996
                                      ----     ----      ----    ----
Diving and related revenues         $28,177  $26,829   $56,753  $46,057
                                    -------  -------   -------  -------
Costs and expenses:
  Diving and related expenses        17,297   17,652    37,119   30,273
  Selling, general and
  administrative expenses             6,282    4,781    12,117    9,501
  Depreciation and amortization       2,258    1,404     4,576    3,266
                                    -------  -------   -------   ------
   Total costs and expenses          25,837   23,837    53,812   43,040
                                    -------  -------   -------   ------
Operating income                      2,340    2,992     2,941    3,017
Other income (expense), net             537       (7)      332      142
                                    -------  -------   -------   ------
Income before income taxes            2,877    2,985    3,273     3,159
Income tax provision                  1,235    1,250     1,405    1,320
                                    -------  -------   -------   ------
Net income                           $1,642   $1,735    $1,868   $1,839
                                    =======  =======   =======   ======
Net income per share                 $  .16   $  .26    $  .19   $  .27
                                    =======  =======   =======   ======
Weighted average common shares
  outstanding                        10,516    6,788     9,707    6,750
                                    =======  =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                     (in thousands, except share data)

                                                      Foreign   (Accumulated
                                    Common Stock    Additional  Currency    Deficit)
                                   --------------    Paid-in   Translation  Retained
(unaudited)                        Shares  Amount    Capital   Adjustment   Earnings    Total
                                   ------  ------   ---------  -----------  ---------   ------
Balance at December 31, 1995     6,709,497  $1,360    $40,837     $(132)     $(2,510)  $39,555
Adjustment to valuation of
 common stock issued in
 connection with an acquisition                           (52)                             (52)
Exercise of stock options           24,000       2        135                              137
Net effects of translation of
   foreign currency                                                  (8)                    (8)
Net income                                                                       104       104
                                 ---------- --------- ---------- ---------- ---------- ---------
Balance at June 30, 1996         6,733,497   $1,362   $40,920     $(140)     $(2,406)  $39,736
                                 ========== ========= ========== ========== ========== =========

Balance at December 31, 1996     6,879,867   $1,373   $42,059     $ (98)     $2,511    $45,845
Issuance of common stock
  in a secondary stock offering  3,128,315      379    34,871                           35,250
Issuance of common stock
  from underwriter's
  exercise of overallotment
  option                           425,000       52     4,818                            4,870
Issuance of common stock
  for asset purchases               48,193        5       495                              500
Exercise of stock options           50,065        4       410                              414

Net effects of translation of
  foreign currency                                                  (64)                   (64)
Net income                                                                    1,868      1,868
                                ----------- --------- --------- ---------- ---------- ----------
Balance at June 30, 1997        10,531,440    $1,813   $82,653   $ (162)    $ 4,379     $88,683
                                =========== ========= ========= ========== ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
                   Consolidated Statements of Cash Flows
                               (in thousands)


                                      Three Months Ended   Six Months Ended
                                           June 30,           June 30,
                                      -------------------  ----------------
                                         1997     1996       1997     1996
                                         ----     ----       ----     ----
(unaudited)
Net cash flows from operating
activities:
  Net income                          $  1,642 $  1,735  $  1,868   $  1,839
  Non-cash items included in net
  income:
  Depreciation and amortization          2,258    1,404     4,576      3,266
  Net (gain) loss on disposition of
   assets                                  470    (179)       470      (577)
  Other                                   (488)   (383)    (8,736)     3,400
                                         ------  -------   -------     ------
  Net cash provided by (used
    by) operating activities             3,882    2,577   (1,822)      7,928
Cash flows from investing
   activities:
  Capital expenditures                 (11,317)  (7,935)  (13,663)   (10,221)
  Proceeds from disposal of assets       2,358      207     2,358      6,204
  Other                                   (804)    (660)   (1,135)       329
                                       --------  -------  ---------  ---------
    Net cash used by investing
     activities                         (9,763)  (8,388)  (12,440)    (3,688)
Cash flows from financing
activities:
  Proceeds from issuance of common
    stock                                   86      ---    40,532        136
  Proceeds from long-term borrowing        ---   10,500       ---     10,500
  Repayments of term debt                 (483)  (6,413)   (1,855)    (6,913)
  Net borrowings (payments) under
    line-of-credit agreement               ---      350   (12,618)    (7,525)
                                       --------- -------- ---------  ---------
 Net cash provided by (used by)
    financing activities                  (397)   4,437    26,059     (3,802)
                                       --------- -------- ---------  ---------
Net increase (decrease)in cash           (6,278) (1,374)   11,797        438
Cash and cash equivalents at
 beginning of period                     19,397   2,600     1,322        788
                                       --------- -------- ---------  ---------
Cash and cash equivalents at end of
period                                  $13,119 $ 1,226   $13,119     $1,226
                                       ========= ======== =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
                 Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Principles
-----------------------------------------------------------

The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company provides subsea construction, installation, and repair and maintenance services to the offshore oil and gas industry, primarily in the United States Gulf of Mexico, the U.S. West Coast and select international areas, and to inland industrial and governmental customers. In addition, the Company manufactures and markets subsea pipeline connectors, a patented marginal well production system and concrete storage barges to the domestic and international oilfield industry, as well as a one-atmosphere diving suit and a submarine rescue vehicle for sale to worldwide navies. All material intercompany transactions and balances have been eliminated in consolidation.

In June 1996, the Board of Directors of the Company changed the Company's fiscal year end from October 31 to December 31 so as to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry. As a result of this change in fiscal year end, this quarterly report on Form 10-Q includes results of operations as of and for the three and six months ended June 30, 1997 and 1996.

In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock, which provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding under its line of credit and has used and continues to use the remaining proceeds for general corporate purposes, including working capital requirements and to fund capital expenditures and strategic asset acquisitions.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of December 31, 1996, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996. These unaudited second quarter financial statements should be read in conjunction with the audited 1996 financial statements.

The unaudited financial statements at, and for the three and six months ended, June 30, 1997 and 1996 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the financial position and results of operations have been included.

Operating results for interim periods are not necessarily indicative of the results that can be expected for full fiscal years. The offshore oilfield services industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas industry. Utilization of the company's dive crews and diving support vessels ("DSV") and therefore the related scope and extent of the company's offshore diving operations are limited by winter weather conditions generally prevailing in the Gulf of Mexico and in certain of the Company's inland markets from December to April. Although adverse weather conditions occurring from time to time from May through November may also adversely affect vessel utilization and diving operations, historically a greater proportion of the Company's diving services has been performed during the period from May through November. The Company expects a higher concentration of its total revenues and net income to be earned during the third (July through September) and fourth (October through December) quarters of its fiscal year, compared to the first (January through March) and second (April through June) quarters.

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

On April 27, 1997, the jack-up derrick barge, the "American Intrepid", which the Company operated under lease from a third party, sank in the Gulf of Mexico. The vessel was covered by insurance maintained by the Company and the Company believes that loss in excess of insurance coverage, if any, will not be material to its financial condition.

On June 21, 1997, the Company acquired substantially all of the assets of Contract Diving Services, Pty Ltd., and its affiliates, a subsea services
provider based in Perth, Western  Australia.   The  purchase  price was paid
through an initial cash payment and a non-interest-bearing note for the balance, payable over three years. The fair market value of the assets acquired, along with goodwill created as a result of the purchase, has been included in the accompanying consolidated balance sheet as of June 30, 1997. Also, the results of operations since the purchase date are included in the accompanying consolidated statements of income for the three and six months ended June 30, 1997. Pro forma results of operations, assuming the acquisition had occurred at the beginning of each year presented, would not be materially different from the results reported.


Note 2 - Inventories
---------------------
The major classes of inventories consist of the following (in thousands):

                                               June 30,      December 31,
                                                  1997          1996
                                                  ----          ----
                                               (Unaudited)

Fuel                                             $   77       $  152
Supplies                                            662          659
Work-in-process                                   2,122        2,491
Finished goods                                    2,302        1,349
                                                 -------      ------
                                                 $5,163       $4,651
                                                 =======      ======


Note 3 - Earnings per Share
----------------------------

Earnings per share are calculated by dividing net income by the weighted average number of common shares, including redeemable common shares, outstanding during each period. Outstanding stock options are common stock equivalents but are excluded from earnings per common share as the effect would not be materially dilutive.

In March 1997 the FASB issued SFAS 128, "Earnings per Share." This Statement replaces APB No. 15 "Earnings per Share," establishes standards for computing and presenting earnings per share ("EPS"), and is effective for the year ended December 31, 1997. This statement is not expected to have a material effect on the Company's reported EPS amounts.

Note 4 - Commitments and Contingencies
--------------------------------------

Legal Matters

In November 1996, a large oil and gas company has instituted litigation against subsidiaries of the Company in Edinburgh, Scotland seeking damages of approximately U.S. $3,000,000, plus interest and costs, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. Prior to installation the product was hydrostatically tested onshore and during the test it did not leak or otherwise malfunction. After installation but before oil or gas flowed through the pipeline under pressure the product was removed and replaced by the customer against the recommendations of the Company's subsidiaries. The product did not leak and no environmental damage is alleged. The Company believes at this time that the product was fully suitable for service and intends to defend itself vigorously against the claim, although no assurance can be given as to the ultimate outcome of the litigation. There have been no material developments in the second quarter ended June 1996.

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

Insurance

Although the Company's operations involve a higher degree of risk than that found in some other service industries, management is of the opinion that it maintains insurance at levels generally at or above industry standards to insure itself against the normal risks of operations.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following tables set forth, for the periods indicated, additional information on the operating results of the Company in its geographic and product markets:


                      Three Months Ended June 30, 1997
==============================================================================================
                                                        Inland and
                               Gulf    International    West Coast      Subsea
                            Services<F1> Services<F2>   Services<F3>  Products<F4>   Total
                            --------     ---------      --------      --------      --------
Diving and Related Revenues  $17,025       $3,036        $3,823        $4,293        $28,177

Diving and Related Expenses  $10,062       $2,013        $2,736        $2,486        $17,297

Gross Profit                 $ 6,963       $1,023        $1,087        $1,807        $10,880

Gross Profit Percentage         40.9%        33.7%         28.4%         42.1%          38.6%



                       Three Months Ended June 30, 1996
==============================================================================================

                                                        Inland and
                               Gulf    International    West Coast      Subsea
                            Services<F1> Services<F2>   Services<F3>  Products<F4>   Total
                            --------     ---------      --------      --------      --------
Diving and Related Revenues  $11,453       $3,132        $9,811        $2,433        $26,829

Diving and Related Expenses  $ 7,772       $2,000        $6,526        $1,354        $17,652

Gross Profit                 $ 3,681       $1,132        $3,285        $1,079        $ 9,177

Gross Profit Percentage         32.1%        36.1%         33.5%         44.3%          34.2%


<F1> Includes  diving  and related services, derrick barge services
     provided   by   American   Marine   Construction,   Inc.   and
     environmental remediation  and  oil  spill  response  services provided  by  American  Pollution  Control, Inc., all of which were performed in the Gulf of Mexico.

<F2> Includes all diving and related services performed outside the
     United States and its coastal waters except for Latin America, which is included in Inland and West Coast Services.

<F3> Includes diving and related services off the U.S.  West  Coast by American Pacific Marine, Inc. and diving and related services provided by American Inland Divers, Inc.

<F4> Includes  manufacturing  and  marketing  of  Big Inch pipeline connectors, Hard Suits Inc. products and Tarpon marginal well production systems and concrete storage systems.


                      Six Months Ended June 30, 1997
==============================================================================================
                                                        Inland and
                               Gulf    International    West Coast      Subsea
                            Services<F1> Services<F2>   Services<F3>  Products<F4>   Total
                            --------     ---------      --------      --------      --------
Diving and Related Revenues  $30,486       $5,877        $11,612       $8,778        $56,753

Diving and Related Expenses  $20,004       $3,620        $ 8,574       $4,921        $37,119

Gross Profit                 $10,482       $2,257        $ 3,038       $3,857        $19,634

Gross Profit Percentage         34.4%        38.4%          26.2%        43.9%          34.6%



                   Six Months Ended June 30, 1996
==============================================================================================
                                                        Inland and
                               Gulf    International    West Coast      Subsea
                            Services<F1> Services<F2>   Services<F3>  Products<F4>   Total
                            --------     ---------      --------      --------      --------
Diving and Related Revenues  $22,257       $5,432        $14,776       $3,592        $46,057

Diving and Related Expenses  $15,460       $3,022        $ 9,871       $1,920        $30,273

Gross Profit                 $ 6,797       $2,410        $ 4,905       $1,672        $15,784

Gross Profit Percentage         30.5%        44.4%          33.2%        46.5%          34.3%

<F1> Includes diving and related  services,  derrick barge services
     provided   by   American   Marine   Construction,   Inc.   and
     environmental  remediation  and  oil spill  response  services provided by American Pollution Control,  Inc.,  all  of  which were performed in the Gulf of Mexico.

<F2> Includes all diving and related services performed outside the
     United States and its coastal waters except for Latin America, which is included in Inland and West Coast Services.

<F3> Includes diving  and  related services off the U.S. West Coast by American Pacific Marine, Inc. and diving and related services provided by American Inland Divers, Inc.

<F4> Includes manufacturing  and  marketing  of  Big  Inch pipeline connectors, Hard Suits Inc. products and Tarpon marginal well production systems and concrete storage systems.


The following discussion of the Company's financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

For the second quarter ended June 30, 1997, the Company reported revenue of $28.2 million and net income of $1.6 million compared to revenue of $26.8 million and net income of $1.7 million for the same period of the previous year. During the current quarter, the Company benefited from the continued strength of the oil and gas industry, particularly in the Gulf of Mexico, and experienced strong demand for its subsea services and related products in the Gulf of Mexico despite the fact that the second quarter is not traditionally associated with uniformly high activity in this market. This strong demand led to an increase in both the utilization and the day rates charged for the Company's divers and DSVs, as well as increased demand for the Company's subsea pipeline connector products in the Gulf of Mexico. Based on a variety of traditional industry indicators that are currently positive such as stable commodity prices, increased Gulf of Mexico drilling rig count, large number of pipeline construction projects, lease sales and other similar indices, the Company believes that this trend will continue for the remainder of fiscal 1997.

Although the Company experienced strong results of operations in its Gulf Services group in the second quarter of 1997, this was partially offset by lower activity and decreased demand for the Company's diving and marine construction services in the Inland and West Coast Services sector, primarily as a result of the non-recurring nature of the Chevron platform abandonment project off the coast of California performed in the second quarter of 1996.

Also in the second quarter of 1997, the Company's new subsidiary, Hard Suits Inc., continued to experience operating losses as a result of, among other things, management's strategy not to make commercial sales of NEWTSUITs(TM) to third party operators, which was the traditional revenue source for Hard Suits prior to AOD's acquisition. Management's continued focus going forward is to utilize Hard Suits technology to support the Company's intervention technologies group, develop the substantial opportunities the Company believes exist in the military market and review ways to reduce costs. However, the Company believes Hard Suits will continue to experience operating losses for the remainder of fiscal 1997, due in large part to the long lead time necessary to develop military sales opportunities. Nonetheless, management believes its strategy will lead to greater earnings potential through longer-term military contracts and internal intervention services offered through AOD. Excluding these operating losses from Hard Suits, the Company would have reported net income of approximately $2.1 million.

For the six months ended June 30, 1997, the Company reported revenue of $56.7 million and net income of $1.9 million compared to revenue of $46.1 million and net income of $1.8 million for the same period of 1996. During this period the Company benefited from (i) increased utilization of the Company's dive crews and vessels in the Gulf Services sector;
(ii) increased sales of Big Inch pipeline connectors and tie-ins; and (iii) sales of products manufactured by newly-acquired Tarpon Concrete Storage Systems and Hard Suits Inc. These increases were offset by a decrease in activity from the Inland and West Coast Services sector and operating losses at Hard Suits.

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

On April 27, 1997, the jack-up derrick barge, the "American Intrepid," which the Company operated under lease from a third party, sank in the Gulf of Mexico. The vessel was covered by insurance maintained by the company and the Company believes that loss in excess of insurance coverage, if any, will not be material to its financial condition.

On June 21, 1997, the Company acquired substantially all of
the assets of Contract Diving Services, Pty Ltd., and its affiliates, a subsea services provider based in Perth, Western
Australia.   The  purchase  price was paid through  an  initial
cash payment and a non-interest-bearing note for the balance, payable over three years. The fair market value of the assets acquired, along with goodwill created as a result of the purchase, has been included in the accompanying consolidated balance sheet as of June 30, 1997. Also, the results of operations since the purchase date are included in the accompanying consolidated statements of income for the three and six months ended June 30, 1997. Pro forma results of operations, assuming the acquisition had occurred at the beginning of each year presented, would not be materially different from the results reported.


  Three Months Ended June 30, 1997 Compared to Three Months
                     Ended June 30, 1996

Total revenues. The Company's consolidated revenues increased $1.4 million, or 5%, from $26.8 million for the three months ended June 30, 1996 to $28.2 million for the current quarter. The $1.4 million increase was primarily attributable to (i) an increase of approximately $6.4 million in the Gulf Services group, primarily as a result of increased diving and vessel activity in the Gulf of Mexico and (ii) an increase of approximately $1.9 million from the Company's manufactured products. These revenue increases were offset by a decrease of $6.0 million in the Inland and West Coast Services markets, primarily as a result of the non-recurring nature of the Chevron platform abandonment project performed in the second quarter of 1996.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million, or 31%, to $6.3 million during the second quarter of 1997, compared to $4.8 million for the same period of 1996. The increase was primarily attributable to, among other things, supporting higher diving and vessel activity in the Gulf of Mexico, supporting the manufacturing operations of the newly acquired Tarpon Concrete Storage Systems and Hard Suits subsidiaries, and to costs incurred as a result of the Company's relocation of its corporate headquarters to Houston, Texas, a portion of which was non-recurring, and offset by a gain on the sale of the Company's headquarters building in Lafayette, Louisiana. During the second quarter of 1997, selling, general and administrative expenses as a percentage of revenues increased to 22%, compared to 18% for the second quarter of 1996. Management is actively reviewing measures to reduce its selling, general and administrative expenses and is analyzing its existing cost structure companywide seeking ways to reduce costs and improve efficiencies.

Depreciation and amortization. Depreciation and amortization increased $854,000, or 61%, to $2.3 million for the second quarter of 1997, compared to $1.4 million for the second quarter of 1996. The increase was primarily attributable to the acquisition of Hard Suits, Inc. and other additions and improvements to the Company's operational and administrative assets, primarily in the Gulf Services group.

Operating income. Although the Company experienced an overall revenue increase in the second quarter of 1997 primarily as a result of increased activity in the Gulf of Mexico, diving and related expenses did not increase at the same level, primarily as a result of the Company's ability to increase successfully the rates charged for its dive crews and vessels in the Gulf of Mexico, while at the same time control its diving and related expenses in a period of rising costs. As a result, the Company's overall gross profit and related percentage increased from $9.2 million and 34% in the second quarter of 1996 to $10.9 million and 39% in the current quarter. This gross profit improvement was offset by the increased selling, general and administrative expenses, and depreciation and amortization expenses in the current quarter such that the resulting operating income decreased from $3.0 million to $2.3 million.

Other income/expense. During the current quarter, other income (net) of $537,000 was comprised of gains on the disposal of assets of $470,000 and interest income of $236,000, partially offset by interest expense of $169,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the Company's corporate headquarters in Lafayette, Louisiana. This compares to other expense (net) of $7,000 for the comparable period of 1996, which was comprised of interest expense of $245,000, partially offset by gains on the disposal of assets of $179,000 and other income of $59,000.

Net income. As a result of the factors discussed above, the Company recorded net income of $1.6 million, or $.16 per share on 10.5 million weighted average common shares for the three months ended June 30, 1997, compared to net income of $1.7 million, or $.26 per share on 6.8 million weighted average common shares for the same period of 1996.


 Six Months Ended June 30, 1997 Compared to Six Months Ended
                        June 30, 1996

Total revenues. The Company's consolidated revenues increased 23% from $46.1 million for the six months ended June 30, 1996 to $56.8 million in the current period. The $10.7 million revenue increase consisted of (i) an increase of approximately $10.7 million in the Gulf Services group, primarily as a result of increased diving and vessel activity in the Gulf of Mexico; and (ii) an increase of approximately $5.2 million as a result of increased sales of the Company's manufactured products, including those of the newly acquired Tarpon Concrete Storage Systems and Hard Suits Inc. subsidiaries. These revenue increases were offset by decreases of (i) $3.2 million in the Inland and West Coast Services sector, primarily as a result of the one-time nature of the Chevron platform abandonment project in the second quarter of 1996; (ii) approximately $969,000 from the operations of the "American Intrepid", which sank in April 1997 and (iii) approximately $1.3 million attributable to the "American Enterprise", the Company's pipelay/bury barge sold on March 1, 1996.

Diving and Related Expenses. The Company's consolidated diving and related expenses increased $6.8 million, or 23%, from $30.3 million for the six months ended June 30, 1996 to $37.1 million for the current six month period. Of the $6.8 million increase, (i) approximately $6.1 million was attributable to the Gulf Services group, primarily as a result of increased diving and vessel activity in the Gulf of Mexico; and (ii) approximately $3.0 million was due to expenses related to the Company's manufactured products. These expense increases were offset by decreases of (i) approximately $1.3 million attributable to the lower activity of the Inland and West Coast Services sector, as previously discussed; and (ii) approximately $1.0 million attributable to the "American Enterprise".

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.6 million, or 28%, to $12.1 million during the six months ended June 30, 1997 compared to $9.5 million for the six months ended June 30, 1996. The increase was primarily attributable to, among other things, supporting the manufacturing operations of the newly acquired Tarpon Concrete Storage Systems and Hard Suits Inc. subsidiaries, supporting higher diving and vessel activity in the Gulf of Mexico and to costs incurred as a result of the Company's relocation of its corporate headquarters to Houston, Texas, a portion of which was non-recurring, and offset by a gain on the sale of the Company's headquarters building in Lafayette, Louisiana. Although there was an overall increase in the level of selling, general and administrative expenses during the six months ended June 30, 1997, selling, general and administrative expenses as a percentage of revenues remained flat at 21% for the six months ended June 30, 1997 and 1996. Management is actively reviewing measures to reduce its selling, general and administrative expenses and is analyzing its existing cost structure companywide seeking ways to reduce costs and improve efficiencies.

Depreciation and amortization. Compared to the six months ended June 30, 1996, depreciation and amortization increased $1.3 million, or 40%, to $4.6 million for the six months ended June 30, 1997. The increase was primarily attributable to the acquisition of Hard Suits, Inc. and other additions and improvements to the Company's operational and administrative assets, primarily in the Gulf Services group. Depreciation and amortization for the six months ended June 30, 1996 includes a pre-tax charge of $500,000 attributable to the implementation of SFAS 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of".

Operating income. Although the Company's revenues increased by $10.7 million in the current six month period, and the gross profit percentage was approximately 34% in both six month periods, increases in both selling, general and
administrative   expense,   and depreciation and amortization
expense more than offset this overall increase in gross profit, such that the resultant operating income for the current six month period was $2.9 million compared to $3.0 million in the prior six month period.

Other income/expense. For the first six months of 1997, other income of $332,000 was comprised of gains on the disposal of assets of $470,000 and interest income of $342,000, partially offset by interest expense of $480,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the Company's corporate headquarters in Lafayette, Louisiana. This compares to other income of $142,000 for the comparable period of 1996, which was comprised of gains on the disposal of assets of $578,000 and other income of $92,000, partially offset by interest expense of $528,000.

Net income. As a result of the conditions discussed above, the Company recorded net income of $1.9 million, or $.19 per share on 9.7 million weighted average common shares for the six months ended June 30, 1997 compared to net income of $1.8 million, or $.27 per share on 6.8 million weighted average common shares for the comparable period of 1996.

Liquidity and Capital Resources

The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, its facilities and to its DSVs and diving and related equipment. The Company also incurs expenses for mobilization and project execution on an ongoing basis throughout the course of its contracts, while collections from customers typically do not occur until approximately 90 to 120 days after completing the project. The Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt.

As previously discussed, the Company's new subsidiary, Hard Suits Inc. has continued to experience operating losses during fiscal 1997, resulting in increased working capital requirements. Although the Company expects this trend to continue for the remainder of fiscal 1997, management believes it will eventually be reversed through its strategy to utilize Hard
Suits  technology   to  support  the  Company's  intervention
technologies group, develop the substantial opportunities the Company believes exist in the military market and review ways to reduce costs.

The Company has a $15 million revolving line of credit with a
bank at the prime rate.   No amounts were outstanding at June
30, 1997.  The Company has  a long-term note with a bank at a
fixed  interest  rate  of  7.9%.    At   June  30,  1997  the
outstanding principal balance of the note was $8,875,000. The terms of the note require monthly principal payments of $125,000, plus interest, with a balloon payment of $3.1 million due on May 31, 2001. This debt is secured by eleven DSVs and certain diving equipment. Also at June 30, 1997, the Company has various government assistance notes which are non-interest bearing, unsecured and are payable in various installments through July 1999. Finally, in connection with its purchase of the assets of Contract Diving Services, Inc., the Company entered into a $2.2 million non-interest bearing note, payable annually over a three year term, to the former shareholders.

In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock. This offering provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding under its line of credit and has used and continues to use the remaining proceeds for general corporate purposes, including working capital requirements and to fund future capital expenditures and strategic asset acquisitions.

The Company believes that cash flows from operations and borrowings available under its bank credit facility will provide sufficient funds for the next twelve to eighteen months to meet its working capital and capital expenditure requirements and to fund any further expansion into new geographic markets or development of new product lines.


Net cash provided  by  operating  activities was $3.9 million for the three months ended June 30, 1997 compared to $2.6 million provided by operating activities for the comparable prior year period. Changes in cash flows from operating activities are primarily due to timing differences in cash received from customers and cash paid to employees and suppliers.

For the most recent three month period, net cash used by investing activities was approximately $9.8 million, which
consisted   mainly   of   $11.3   million  expended  for  the
acquisition of and improvements to operating assets to be used in the Company's operations, partially offset by $2.4 million received from the disposal of assets. For the same three month period of the prior year, net cash used by investing activities was approximately $8.4 million, which consisted primarily of $7.9 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations.

Cash flows used by financing activities of approximately $397,000 for the three months ended June 30, 1997, was primarily attributable to payments on term debt totaling $483,000, partially offset by the exercise of stock options which provided $86,000. For the second quarter of 1996, cash provided by financing activities of approximately $4.4 million was primarily attributable to the proceeds from long-term borrowings totaling $10.5 million , partially offset by net payments on short-term and long-term debt of $6.1 million.

Net cash used by operating activities was $1.8 million for the six months ended June 30, 1997 compared to $7.9 million provided by operating activities for the comparable prior year period. Changes in cash flows from operating activities are primarily due to timing differences in cash received from customers and cash paid to employees and suppliers.

For the most recent six month period, net cash used by investing activities was approximately $12.4 million, which
consisted   mainly  of  $13.4  million   expended   for   the
acquisition of and improvements to operating assets to be used in the Company's operations, partially offset by $2.4 million received from the disposal of assets. For the same six month period of the prior year, net cash used by investing activities was approximately $3.7 million, which consisted primarily of $10.2 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations, partially offset by $6.2 million received from the disposal of assets.

Cash flows provided by financing activities were approximately $26.1 million for the six months ended June 30, 1997, primarily attributable to proceeds of $40.5 million from the Company's secondary stock offering, partially offset by payments of $12.6 million on the line of credit agreement and $1.9 million on term debt. For the same six months of 1996, cash used by financing activities of approximately $3.8 million was attributable to payments on term debt totaling $6.9 million and on the line of credit agreement of $7.5 million, partially offset by $10.5 million in proceeds from new long-term borrowings.

                 PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

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



Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K, dated April 10, 1997, with respect to the announcement of the resignation of the Company's Chief Operating Officer and the announcement that an agreement in principle had been reached to acquire the assets of Contract Diving Services Pty. Ltd.

     The Company  filed  a  current report on Form 8-K, dated
     May 1, 1997, with respect to the announcement of the Company's 1997 first quarter earnings.

     The  Company  filed  a current report on Form 8-K, dated
     May 21, 1997, with respect  to the announcement that the
     Company  hired  a  new  Executive   Vice  President  and
     Director.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AMERICAN OILFIELD DIVERS, INC.


Date:  August 13, 1997         /s/ Cathy  M. Green
                              _____________________________
                                   Cathy  M. Green
                              Vice President - Finance, and
                                  Chief Financial Officer
                                 (Principal Financial and
                                    Accounting Officer)