Form 10-Q
period 1997-09-30
AMERICAN OILFIELD DIVERS INC
filed 1997-11-14
CIK 906520

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          ________________________


                                 FORM 10-Q

  (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
             for the quarterly period ended September 30, 1997

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

                          900 Town & Country Lane
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

       At November 12, 1997 there were 10,640,068 shares of common stock, no par value, outstanding.

                          AMERICAN OILFIELD DIVERS, INC.

                                       INDEX




       Part I. Financial Information Page

            Item 1. Financial Statements

            Consolidated Balance Sheets -

              September 30, 1997 and December 31, 1996.................... 1

            Consolidated Statements of Income -

              Three and Nine Months Ended September 30, 1997 and September
              30, 1996......................................................2

            Consolidated Statements of Changes in Stockholders' Equity -

              Nine Months Ended September 30, 1997 and September 30, 1996...3

            Consolidated Statements of Cash Flows -

              Three and Nine Months Ended September 30, 1997 and September
              30, 1996......................................................4

            Notes to Consolidated Financial Statements......................5

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................8

              Part II. Other Information

            Item 1.  Legal Proceedings......................................15

            Item 6.  Exhibits and Reports on Form 8-K.......................15

            Signatures......................................................16

                     PART I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements.

                       American Oilfield Divers, Inc.
                        Consolidated Balance Sheets
                               (in thousands)


                                                        September 30,   December 31,
                                                             1997           1996
                                                         ------------   -----------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                              $   2,227         $ 1,322
  Accounts receivable, net of allowance for
    doubtful accounts of $600 and $500                      26,373          20,095
  Unbilled revenue                                          12,171           5,929
  Other receivables                                          2,843           2,171
  Inventories                                                4,620           4,651
  Prepaid expenses                                           2,513           1,566
                                                          __________       _________
    Total current assets                                    50,747          35,734
Property, plant and equipment, net of
 accumulated  depreciation of $26,574 and $22,428           55,399          43,041
Trademarks and patents, net of accumulated
 amortization                                                8,353           9,307
Other assets, net of accumulated
 amortization                                                6,945           4,825
                                                          __________       _________
                                                          $121,444         $92,907
LIABILITIES AND STOCKHOLDERS' EQUITY                      ==========       =========
Current liabilities:
  Accounts payable                                        $  5,245         $ 9,609
  Other liabilities                                         13,340          10,895
  Short-term borrowings                                        ---           1,306
  Current portion of long-term debt                          2,228           1,702
                                                           _________       _________
    Total current liabilities                               20,813          23,512

Borrowings under a line of credit agreement                    ---          12,450
Long-term debt, less current portion                         8,551           8,459
Other liabilities                                            2,719           2,641
                                                            ________       _________
    Total liabilities                                       32,083          47,062
Stockholders' equity:
  Common stock, no par value                                 2,278           1,373
  Other stockholders' equity                                87,083          44,472
                                                            ______          ________
    Total stockholders' equity                              89,361          45,845
                                                            ______          ________
                                                          $121,444         $92,907
                                                           =======          ========

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
                     Consolidated Statements of Income
                   (in thousands, except per share data)



                                 Three Months Ended   Nine Months Ended
                                     September 30,      September 30,
                                 ___________________  __________________
                                      (unaudited)        (unaudited)

                                     1997    1996      1997     1996
                                     ----    -----     ----     -----
Diving and related revenues         $37,154  $33,409  $93,907  $79,466
                                    -------  -------  -------  -------
Costs and expenses:
  Diving and related expenses        25,806   21,384   62,925   51,657
  Selling, general and
  administrative expenses             7,154    5,258   19,271   14,759
  Depreciation and amortization       4,373    1,471    8,949    4,737
                                     ------   -------  -------  -------
   Total costs and expenses          37,333   28,113   91,145   71,153
Operating income (loss)               (179)    5,296    2,762    8,313
Other income (expense), net             177     (295)     509     (153)
                                     ------   -------  -------  -------
Income (loss) before income taxes       (2)    5,001    3,271    8,160
Income tax provision                    620    2,150    2,025    3,470
                                     ------   -------   ------   ------
Net income (loss)                    $(622)   $2,851    $1,246  $4,690
                                     ======   =======   ======   ======
Net income (loss) per share          $(.06)     $.42    $  .13   $ .69
                                     ======   =======   ======   ======
Weighted average common shares
 outstanding                         10,588     6,806   10,002   6,769
                                     =======  =======   ======   ======

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                     (in thousands, except share data)

                                                               Foreign    (Accumulated
                                                   Additional  Currency    Deficit)
                                   Common Stock      Paid-in  Translation  Retained
(unaudited)                      Shares     Amount   Capital   Adjustment  Earnings    Total
                                 ------     ------  --------- ----------   --------  ----------
Balance at December 31,1995      6,709,497  $1,360    $40,837     $(132)     $(2,510)   $39,555
Adjustment to valuation of
 common stock issued in
  connection with an acquisition                          (52)                              (52)
Issuance of common stock           101,685       8        763                               771
Net effects of translation of                                          1                      1
   foreign currency
Net income                                                                     4,690      4,690
                                  __________  _______  ________ ___________ _________ __________
Balance at September 30, 1996     6,811,182  $1,368    $41,548      $(131)  $  2,180    $44,965
                                  ==========  =======  ======== =========== ========= ==========
Balance at December 31, 1996      6,879,867  $1,373    $42,059      $ (98)  $  2,511    $45,845


Issuance of common stock
  in a secondary stock offering   3,128,315     379     34,871                           35,250
Issuance of common stock
  from underwriter's
  exercise of overallotment option  425,000      52      4,818                            4,870
Issuance of common stock             48,193       5        495                              500
  for asset purchases
Exercise of stock options           148,378      14      1,207                            1,221
Tax benefit related to employee
  stock options                                            455                              455
Net effects of translation of
   foreign currency                                                   (26)                  (26)
Net income                                                                      1,246     1,246
                                    _________  _______ _________   _________ __________ _________
Balance at September 30, 1997     10,629,753  $1,823    $83,905    $ (124)    $ 3,757   $89,361
                                   ========== ======== =========   ========= ========== =========

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
                   Consolidated Statements of Cash Flows
                               (in thousands)


                                      Three Months Ended  Nine Months Ended

                                         September 30,       September 30,
                                         _______________  ___________________

                                         1997     1996        1997     1996
                                         ----     ----        ----     ----
(unaudited)
Net cash flows from operating
activities:
  Net income (loss)                    $(622)  $  2,851  $  1,246   $  4,690

  Non-cash items included in net
   income:
  Depreciation and amortization          4,373    1,471     8,949      4,737
  Net (gain) loss on disposition of
   assets                                  (46)      41       424       (536)
  Other                                 (7,789)  (1,892)  (16,525)     1,508
                                        _______  _______  ________   _______
    Net cash provided by (used
    by) operating activities            (4,084)   2,471    (5,906)    10,399

Cash flows from investing activities:
  Capital expenditures                  (6,044)  (5,536)  (19,707)   (15,757)
  Proceeds from disposal of assets         ---       12     2,358      5,681
  Proceeds from insurance claim            ---      ---       ---        535
  Other                                (1,175)      133    (2,310)       462
                                       _______   _______  ________    ______
    Net cash used by investing
       activities                      (7,219)   (5,391)  (19,659)    (9,079)

Cash flows from financing activities:
  Proceeds from issuance of
    common stock                          809        34    41,341        170
  Proceeds from long-term borrowing       ---       ---       ---     10,500
  Repayments of term debt                (398)     (375)   (2,253)    (7,288)
  Net borrowings (payments) under
   line-of-credit agreement               ---     3,683   (12,618)    (3,842)
                                       ________  _______ _________   ________

 Net cash provided by (used by)
   financing activities                    411    3,342    26,490       (460)
                                       --------  -------  --------   ---------
Net increase (decrease)in cash         (10,892)     422       905        860
Cash and cash equivalents at
   beginning of period                  13,119    1,266     1,322        788
                                       ________  _______  ________   _________
Cash and cash equivalents at
   at end of period                    $ 2,227   $1,648    $2,227     $1,648
                                       ========  =======  ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                       American Oilfield Divers, Inc.
                 Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Principles

The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company"). The Company provides subsea construction, installation, and repair and maintenance services to the offshore oil and gas industry, primarily in the United States Gulf of Mexico, the United States west coast and select international areas, and to inland industrial and governmental customers. In addition, the Company manufactures and markets subsea pipeline connectors, a patented marginal well production system and concrete storage barges to the domestic and international oilfield industry, as well as a one-atmosphere diving suit and a submarine rescue vehicle for sale to worldwide navies. All material intercompany transactions and balances have been eliminated in consolidation.

In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock, which provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding under its line of credit and has used the remaining proceeds for general corporate purposes, including working capital requirements, and to fund capital expenditures and strategic asset acquisitions.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of December 31, 1996, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The unaudited third quarter financial statements contained herein should be read in conjunction with the audited 1996 financial statements.

The unaudited financial statements at, and for the three and nine months ended, September 30, 1997 and 1996 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-X. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair statement of the financial position and results of operations have been included.

Operating results for interim periods are not necessarily indicative of the results that can be expected for full fiscal years. The offshore oilfield services industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas industry. Utilization of the company's dive crews and diving support vessels ("DSV") and therefore the related scope and extent of the company's offshore diving operations are limited by winter weather conditions generally prevailing in the Gulf of Mexico and in certain of the Company's inland markets from December to April. Although adverse weather conditions occurring from time to time from May through November may also adversely affect vessel utilization and diving operations, historically a greater proportion of the Company's diving services has been performed during the period from May through November. In a typical year, the Company expects a higher concentration of its total revenues and net income to be earned during the third (July through September) and fourth (October through December) quarters of its fiscal year, compared to the first (January through March) and second (April through June) quarters.

On June 21, 1997, the Company acquired substantially all of the assets of Contract Diving Services, Pty Ltd., and its affiliates, a subsea services provider based in Perth, Western Australia. The acquisition was accounted for using the purchase method of accounting. The purchase price was paid through an initial cash payment and a non-interest-bearing note for the balance, payable over three years. The fair market value of the assets acquired, along with goodwill created as a result of the purchase, has been included in the accompanying consolidated balance sheet as of September 30, 1997. Also, the results of operations since the purchase date are included in the accompanying consolidated statements of income for the three and nine months ended September 30, 1997. Pro forma results of operations, assuming the acquisition had occurred at the beginning of each year presented, would not be materially different from the results reported.

During the three months ended September 30, 1997, the Company closed its American Inland Divers facility located in Kansas, resulting in a write-off of goodwill of approximately $400,000 which is included in depreciation and amortization expense in the consolidated statements of income for the three and nine months ended September 30, 1997.

From October 31, 1996 to November 15, 1996, a subsidiary of the Company acquired approximately 97% of the outstanding common stock of Hard Suits Inc. The transaction was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. During the third quarter, adjustments were made to deferred taxes upon completion of an assessment of net operating losses generated at Hard Suits prior to the acquisition. Upon completion of this assessment, it was revealed that certain net operating losses incurred prior to the Company acquiring Hard Suits, were not utilizable as of the acquisition date. Accordingly, the Company recorded an adjustment to increase goodwill from its original amount of aproximately $2.9 million to $3.9 million which represents the final revision to the purchase price allocation. In connection with a SFAS 121 impairment review (Note 5), a portion of this goodwill was written off as of September 30, 1997.

Note 2 - Inventories

The major classes of inventories consist of the following (in thousands):

                                               September 30,  December 31,
                                                   1997            1996
                                                ____________  _____________
                                                (Unaudited)

Fuel                                             $  109         $  152
Supplies                                          1,495            659
Work in Process                                   1,237          2,491
Finished Goods                                    1,779          1,349
                                                 ______         ______
                                                 $4,620         $4,651
                                                 ======         ======
Note 3 - Earnings per Share

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

Legal Matters

In November 1996, a large oil and gas company instituted litigation against subsidiaries of the Company in Edinburgh, Scotland seeking damages of approximately $3,000,000, plus interest and costs, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline.
Prior to installation the product was hydrostatically tested onshore and during the test it did not leak or otherwise malfunction. After installation but before oil or gas flowed through the pipeline under pressure the product was removed and replaced by the customer against the recommendations of the Company's subsidiaries. The product did not leak and no environmental damage is alleged. The Company believes at this time that the product was fully suitable for service and intends to defend itself vigorously against the claim, although no assurance can be given as to the ultimate outcome of the litigation. There has been no material developments in the third quarter ended September 1997.

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

Note 5 - Impairment of Identifiable Intangible Assets

In accordance with Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of," (SFAS 121) the Company reviews for impairment long-lived assets and certain identifiable intangibles to be held and used whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, in connection with a delay in the Company's ability to produce and deliver Hard Suits capable of working in depths of up to 2,000 feet, the Company reviewed for impairment the carrying amounts of certain long-lived assets, identifiable intangible assets and associated goodwill recorded on the books of its Hard Suits Inc. subsidiary and recorded a charge of $1.5 million in the third quarter of 1997. The charge represents the difference between the carrying amount of certain identifiable intangible assets and associated goodwill and the fair value of such assets, which was determined using a risk adjusted cash flow model under which net cash flows are discounted, taking into account risks related to the existing and future markets and the life expectancy of the completed technology. The charge is included in depreciation and amortization expense in the consolidated statements of income for the three and nine months ended September 30, 1997.

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

The following discussion of the Company's financial condition, results of operations, and liquidity and capital resources should  be read in conjunction with the Company's consolidated
financial statements  and  the notes     thereto     included
elsewhere  in  this  Quarterly Report  on  Form  10-Q and  in
conjunction with "Management's Discussion  and  Analysis   of
Financial     Condition    and  Results     of     Operations"
appearing   in  the  Company's registration statement on Form
S-2  (Registration   No.  333-18153),  as declared effective
by the SEC on April 3, 1997.

The following tables set forth, for the periods indicated, additional information on the operating results of the Company in its geographic and product markets:


                                           Three Months Ended September 30, 1997
(Unaudited)                 ________________________________________________________________________

                                                                Inland and
                                      Gulf      International   West Coast    Subsea
                                    Services<F1>  Services<F2>  Services<F3> Products<F4>  Total
                                    --------      --------      --------     --------      -----
Diving and related revenues          $20,299        $5,269       $ 7,317     $ 4,269      $37,154

Diving and related expenses          $13,851        $3,463       $ 5,248     $ 3,244      $25,806

Gross profit                         $ 6,448        $1,806       $ 2,069     $ 1,025      $11,348

Gross profit percentage                 31.8%         34.3%         28.3%       24.0%        30.5%



                                           Three Months Ended September 30, 1997
(Unaudited)                 ________________________________________________________________________

                                                                Inland and
                                      Gulf      International   West Coast    Subsea
                                    Services<F1>  Services<F2>  Services<F3> Products<F4>  Total
                                    --------      --------      --------     --------      -----
Diving and related revenues          $18,478        $770        $11,351       $2,810      $33,409

Diving and related expenses          $11,414      $1,264        $ 7,247       $1,459      $21,384

Gross profit                         $ 7,064      $ (494)       $ 4,104       $1,351      $12,025

Gross profit percentage                 38.2%      (64.2)%         36.2%        48.1%        36.0%



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

                                           Nine Months Ended September 30, 1997
(Unaudited)                 ________________________________________________________________________

                                                                Inland and
                                      Gulf      International   West Coast    Subsea
                                    Services<F1>  Services<F2>  Services<F3> Products<F4>  Total
                                    --------      --------      --------     --------      -----
Diving and related revenues          $50,785      $11,146       $18,929      $13,047       $93,907

Diving and related expense           $33,855      $ 7,083       $13,822      $ 8,165       $62,925

Gross profit                         $16,930      $ 4,063       $ 5,107      $ 4,882       $30,982

Gross profit percentage                 33.3%        36.5%         27.0%        37.4%         33.0%



                                           Nine Months Ended September 30, 1996
(Unaudited)                 ________________________________________________________________________

                                                                Inland and
                                      Gulf      International   West Coast    Subsea
                                    Services<F1>  Services<F2>  Services<F3> Products<F4>  Total
                                    --------      --------      --------     --------      -----
Diving and related revenues          $40,735        $6,202       $26,127       $6,402       $79,466

Diving and related expenses          $26,874        $4,286       $17,118       $3,379       $51,657

Gross profit                         $13,861        $1,916       $ 9,009       $3,023       $27,809

Gross profit percentage                 34.0%         30.9%         34.5%        47.2%         35.0%

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

Results of Operations

For the third quarter ended September 30, 1997, the Company reported revenue of $37.2 million and a net loss of $622,000, compared to revenue of $33.4 million and net income of $2.9
million  for  the same period  of  the  previous  year.   The
primary factors that affected the Company's results of operations for the third quarter of 1997 as compared to the
same quarter of 1996  are  as  follows.   First,  the Company
recorded $2.9 million in non-recurring charges ($2.3 million after tax) that include (i) recording an impairment adjustment of $1.5 million on goodwill associated with the Company's Hard Suits Inc. subsidiary; (ii) costs of approximately $500,000 related to the closure of American Inland Divers' Kansas office; and (iii) the establishment of a $900,000 reserve related to American Marine Construction, Inc.'s platform abandonment contract. Excluding the impact of these non-recurring charges, the Company would have reported net income of $1.7 million or $.16 per share for the three months ended September 30, 1997.

Second,   the   Company  continues  its  long-term  focus  on
expansion into deepwater Gulf of Mexico markets and certain international markets which in turn is increasing both SG&A and depreciation expense as it adds strategic assets and key management infrastucture, negatively impacting short-term results while positioning the Company for long-term growth.

Third, although the Company's core Gulf of Mexico diving and vessel business continued to experience strong utilization with gradually increasing day rates, the current quarter's results of operations were adversely affected by the delayed commencement of operations of two of the Company's largest Gulf of Mexico vessels, both of which had been undergoing drydocking and were further impacted by a loss on a large turnkey project caused in large part by a mechanical failure on one of those vessels when it commenced operations late in the third quarter.

Fourth, there was lower diving and marine construction activity in the Company's Inland and West Coast Services sector in the third quarter of 1997 as compared to the third quarter of 1996, which included the large Chevron platform abandonment project off the coast of California. The Inland and West Coast Services sector's 1997 third quarter results of operations were also adversely affected by a customer change order that reduced revenues approximately $500,000 on the Port of Brownsville project.

Fifth, due to the timing of orders, there were fewer sales of the Company's subsea pipeline connector products in the third quarter of 1997, despite strong demand in the first six months of 1997 and a solid backlog of orders for the fourth quarter of 1997.

Finally, the Company's new subsidiary, Hard Suits Inc., continued to experience operating losses in the third quarter of 1997. Management's continued focus going forward is to utilize Hard Suits technology to support the Company's intervention technologies group, develop the substantial opportunities the Company believes exist in the military market and review ways to reduce costs. The Company has received an order from the Italian government for a Hard Suit, and is nearing completion of a prototype suit that it is developing for the U.S. Navy. This next-generation suit will be able to operate at depths of up to 2,000 feet. The Company believes Hard Suits will continue to experience operating losses for the remainder of fiscal 1997, due in large part to the long lead time necessary to develop military sales opportunities.

Management is analyzing its existing cost structure companywide, seeking ways to reduce costs and improve efficiencies. As part of the effort to reduce costs, in the third quarter the Company consolidated its Inland diving operations by closing its Kansas office and, in the fourth quarter, will consolidate its Gulf of Mexico operations by closing its office in New Orleans, Louisiana.

For the nine months ended September 30, 1997, the Company reported revenue of $93.9 million and net income of $1.2 million, compared to revenue of $79.5 million and net income of $4.7 million for the same period of 1996. During this period the Company benefited from (i) increased utilization of the Company's dive crews and vessels in the Gulf Services sector although at slightly lower gross profit margins; (ii) increased utilization of the Company's dive crews and vessels in the International Services sector; and (iii) increased sales of products manufactured by newly-acquired Tarpon Concrete Storage Systems and Hard Suits Inc. These favorable variances were offset by (i) the non-recurring charges discussed above; (ii) a decrease in activity from the Inland and West Coast Services sector; (iii) operating losses at Hard Suits of $2.5 million; and (iv) increased selling, general and administrative expenses and depreciation and amortization expenses as a result of the Company's addition of management and assets to expand its international and deepwater remote intervention presence.

During the first nine months of 1997, the Company has benefited from the continued strength of the oil and gas industry, particularly in the Gulf of Mexico, and experienced strong demand for its subsea services and related products in the Gulf of Mexico. Based on a variety of traditional industry indicators that are currently positive such as stable commodity prices, increased Gulf of Mexico drilling rig count, large number of pipeline construction projects, lease sales and other similar indices, the Company believes that this trend will continue for the remainder of fiscal 1997.

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

During October 1997, the Company sold American Pollution
Control, Inc., its environmental remediation subsidiary, for an undisclosed sum.


   Three Months Ended September 30, 1997 Compared to Three
               Months Ended September 30, 1996

Total revenues. The Company's consolidated revenues increased $3.8 million, or 11%, from $33.4 million for the three months ended September 30, 1996 to $37.2 million for the current quarter. The increase was primarily attributable to increased diving and vessel activity in the Gulf of Mexico and in the International Services operations, partially offset by reductions in Inland and West Coast Services activity.

Diving and related expenses. The Company's consolidated diving and related expenses increased $4.4 million, or 21%, from $21.4 million for the three months ended September 30, 1996 to $25.8 million for the current three-month period. The increase was primarily attributable to increased activity levels in general in the Gulf Services and International Services operations, and, in particular, increased wage and salary levels to attract and retain offshore personnel. These expense increases were partially offset by a decrease of approximately $2.0 million attributable to the lower activity of the Inland and West Coast Services sector, as previously discussed.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.9 million, or 36%, to $7.2 million during the third quarter of 1997, compared to $5.3 million for the same period of 1996. The increase was primarily attributable to, among other things, supporting higher diving and vessel activity in the Gulf of Mexico, supporting the operations of the newly acquired Tarpon Concrete Storage Systems, Hard Suits and Contract Diving Services subsidiaries, and to supporting the Company's new international and deepwater management infrastructure. During the third quarter of 1997, selling, general and administrative expenses as a percentage of revenues were 19%, compared to 16% for the third quarter of 1996.

Depreciation and amortization. Depreciation and amortization increased $2.9 million, or 197%, to $4.4 million for the third quarter of 1997, compared to $1.5 million for the third quarter of 1996. The increase was primarily attributable to a charge of $1.5 million recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," (SFAS
No. 121) to adjust  the  carrying value of certain Hard Suits
Inc. identifiable intangible assets and associated goodwill to their expected net realizable value and to a charge of approximately $400,000 to write off certain American Inland Divers intangible assets due to the closure of its Kansas office.

Operating income. Although the Company experienced an overall revenue increase in the third quarter of 1997, the Company's overall gross profit and related percentage decreased from $12.0 million and 36% in the third quarter of 1996 to $11.3 million and 31% in the current quarter. Further, selling, general and administrative expenses and depreciation and amortization expenses increased, as discussed above, in the current quarter, such that the resulting operating income decreased from $5.3 million in 1996 to a $179,000 loss in the current quarter.

Other income/expense. During the current quarter, other income (net) of $177,000 was comprised of miscellaneous income of $468,000, partially offset by interest expense of $204,000 and a loss on the disposal of fixed assets of $87,000. This compares to other expense (net) of $295,000 for the comparable period of 1996, which was comprised of interest expense of $288,000 and a loss on the disposal of assets of $48,000, partially offset by other income of $41,000.

Net income (loss). As a result of the factors discussed above, the Company recorded a net loss of $622,000, or ($.06) per share on 10.6 million weighted average common shares for the three months ended September 30, 1997, compared to net income of $2.9 million, or $.42 per share on 6.8 million weighted average common shares for the same period of 1996.


Nine Months Ended September 30, 1997 Compared to Nine Months
                  Ended September 30, 1996

Total revenues. The Company's consolidated revenues increased 18% from $79.5 million for the nine months ended September 30, 1996 to $93.9 million for the current period. The $14.4 million revenue increase was attributable primarily to increased diving and vessel activity in the Gulf of Mexico and in the International Services group as well as sales of the Company's manufactured products by Tarpon Concrete Storage Systems and Hard Suits Inc., both of which were acquired after the third quarter of 1996. This increase was partially offset by a decrease of $7.2 million in the Inland and West Coast services sectors.

Diving and related expenses. The Company's consolidated diving and related expenses increased $11.3 million, or 22%, from $51.6 million for the nine months ended September 30, 1996 to $62.9 million for the current nine-month period. The increase was primarily attributable to increased activity levels in general in the Gulf Services and International Services operations, and in particular increased wage and salary levels to attract and retain offshore personnel. These expense increases were partially offset by a decrease of approximately $3.3 million attributable to the lower activity of the Inland and West Coast Services sector, as previously discussed.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.5 million, or 31%, to $19.3 million during the nine months ended September 30, 1997 compared to $14.8 million for the nine months ended September 30, 1996. The increase was primarily attributable to, among other things, supporting the operations of the newly acquired Tarpon Concrete Storage Systems, Hard Suits Inc. and Contract Diving Services subsidiaries, supporting higher diving and vessel activity in the Gulf of Mexico and supporting the Company's new international and deepwater management infrastructure. During the nine months ended September 30, 1997, selling, general and administrative expenses as a percentage of revenues was 21% for the nine months ended September 30, 1997, compared to 19% for the same period of 1996.

Depreciation and amortization.   Compared  to the nine months
ended September 30, 1996, depreciation and amortization increased $4.2 million, or 89%, from $4.7 million in 1996 to $8.9 million for the nine months ended September 30, 1997.
The increase was primarily attributable to charges of $1.5 million recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," (SFAS No. 121) to adjust the carrying value of certain Hard Suits Inc. identifiable intangible assets and associated goodwill to their expected net realizable value and to a charge of $400,000 to write off certain American Inland Divers intangible assets due to the closure of its Kansas office. The remaining increase in depreciation and amortization is attributable to the acquisition of Hard Suits, Inc. and Contract Diving Services, as well as other additions and improvements to the Company's operational and administrative assets, primarily in the Gulf Services group.

Operating income. Although the Company's revenues increased by $14.4 million in the current nine month period, the gross profit percentage was approximately 33% for 1997, compared to 35% for 1996. Further, selling, general and administrative expenses and depreciation and amortization expenses increased, as discussed above, in the current quarter, such that the resulting operating income decreased from $8.3 million in 1996 to $2.8 million in 1997.

Other income/expense. For the first nine months of 1997, other income (net) of $509,000 was comprised of gains on the disposal of assets of $383,000 and interest and other income of $810,000, partially offset by interest expense of $684,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the Company's corporate headquarters in Lafayette, Louisiana. This compares to other expense (net) of $153,000 for the comparable period of 1996, which was comprised of interest expense of $817,000, partially offset by gains on the disposal of assets of $531,000 and other income of $133,000.

Net income. As a result of the factors discussed above, the Company recorded net income of $1.2 million, or $.13 per share on 10.0 million weighted average common shares for the nine months ended September 30, 1997, compared to net income of $4.7 million, or $.69 per share on 6.8 million weighted average common shares for the comparable period of 1996.


Liquidity and Capital Resources

The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, its facilities, its DSVs and diving and related equipment and other capital equipment and inventory. The Company also incurs expenses for mobilization and project execution on an ongoing basis throughout the course of its contracts, while collections from customers typically do not occur until approximately 90 to 120 days after completing the project. The Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt.

As previously discussed, the Company's new subsidiary, Hard Suits Inc. has continued to experience operating losses during fiscal 1997, resulting in increased working capital
requirements.   Although  the Company expects this  trend  to
continue  for  the  remainder   of  fiscal  1997,  management
believes  it  should  be   reversed  through  its strategy  to
utilize Hard Suits technology  to  support  the Company's
intervention   technologies   group,  develop  the substantial
opportunities the Company believes exist in the military market and review ways to reduce costs.

The Company has a $15 million revolving line of credit with a bank at the prime rate. No amounts were outstanding at September 30, 1997. The Company has a long-term note with a bank at a fixed interest rate of 7.9%. At September 30, 1997 the outstanding principal balance of the note was $8,500,000. The terms of the note require monthly principal payments of $125,000, plus interest, with a balloon payment of $3.1 million due on May 31, 2001. This debt is secured by eleven DSVs and certain diving equipment. Also at September 30, 1997, the Company has various government assistance notes which are non-interest bearing, unsecured and are payable in
various   installments   through   July  1999.

In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock. This offering provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding under its line of credit and has used the remaining proceeds for general corporate purposes, including working capital requirements, and to fund capital expenditures and strategic asset acquisitions.

The Company believes that cash flows from operations and borrowings available under its bank credit facility will provide sufficient funds for the next twelve to eighteen months to meet its working capital and capital expenditure requirements and to fund any further expansion into new geographic markets or development of new product lines.


Net cash used by operating activities  was  $4.1  million for the three months ended September 30, 1997 compared to $2.5 million provided by operating activities for the comparable prior year period. Changes in cash flows from operating activities are primarily due to timing differences in cash received from customers and cash paid to employees and suppliers.

For the most recent three month period, net cash used by investing activities was approximately $7.2 million, which consisted mainly of $6.0 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations, and $1.2 million for other assets. For the same three month period of the prior year, net cash used by investing activities was approximately $5.4 million, which consisted primarily of $5.5 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations.

Cash flows provided by financing activities of approximately $411,000 for the three months ended September 30, 1997, were primarily attributable to proceeds of $809,000 from the exercise of stock options, partially offset by payments on term debt totaling $398,000. For the third quarter of 1996, cash provided by financing activities of approximately $3.3 million was primarily attributable to proceeds from short-term borrowings totaling $3.7 million, partially offset by payments on short-term debt of $375,000.

Net cash used by operating activities was $5.9 million for the nine months ended September 30, 1997 compared to $10.4 million provided by operating activities for the comparable prior year period. Changes in cash flows from operating activities are primarily due to timing differences in cash received from customers and cash paid to employees and suppliers.

For the most recent nine month period, net cash used by investing activities was approximately $19.7 million, which consisted mainly of $19.7 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations and $2.3 million for other assets, partially offset by $2.4 million received from the disposal of assets. For the same nine month period of the prior year, net cash used by investing activities was approximately $9.1 million, which consisted primarily of $15.8 million expended for the acquisition of and improvements to operating assets to be used in the Company's operations, partially offset by $6.7 million received from the disposal of assets.

Cash flows provided by financing activities were approximately $26.5 million for the nine months ended September 30, 1997, primarily attributable to proceeds of $41.3 million from the Company's secondary stock offering and exercises of stock options, partially offset by payments of $12.6 million on the line of credit agreement and $2.3 million on term debt. For the same nine months of 1996, cash used by financing activities of approximately $460,000 was attributable to payments on term debt totaling $7.3 million and on the line of credit agreement of $3.8 million, partially offset by $10.5 million in proceeds from new long-term borrowings.
                 PART II.  OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K.

     (a)Exhibits

     27.1 Financial Data Schedule

     (b)Reports on Form 8-K

     The Company filed a current  report  on  Form 8-K, dated
     July 31, 1997, with respect to its earnings release for the three months ended June 30, 1997.

     The  Company  filed a current report on Form 8-K,  dated
     September 8, 1997, with respect to its preliminary earnings outlook for the third quarter of 1997.


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              AMERICAN   OILFIELD DIVERS, INC.


Date:  November 14, 1997       /s/ Cathy  M. Green
                             ______________________________
                                   Cathy  M. Green
                                Vice  President  -  Finance,  and
                                  Chief Financial Officer
                                (Principal   Financial   and
                                   Accounting Officer)