Form 10-K
period 1997-12-31
AMERICAN OILFIELD DIVERS INC
filed 1998-03-26
CIK 906520

==============================================================================
 Form 10-K
==============================================================================
Securities and Exchange Commission
Washington, D.C.  20549

/x/ Annual Report Pursuant to Section 13 or 15(d) of
    The Securities Exchange Act of 1934
    For the fiscal year ended December 31, 1997

OR

/ / Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
    For the transition period from _______to_______

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

Registrant's telephone number, including area code: (713) 430-1100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
                                                         (Title of class)

      Indicate  by check mark if disclosure of delinquent filers pursuant to
Item  405 of Regulation S-K is not  contained  herein, and will not be
contained,   to    the   best   of  registrant's     knowledge,     in
definitive  proxy  or  information  statements     incorporated     by
reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
      Indicate  by  check  mark  whether  the registrant (1) has  filed  all
reports  required  to  be filed by Section   13   or   15(d)  of  the
Securities  Exchange Act  of  1934 during the preceding 12 months (or for such shorter  period  that the registrant  was  required to  file
such reports), and  (2)  has  been subject     to     such     filing
requirements for the past 90 days.   Yes /x/   No / /
      Aggregate  market  value  of  the  voting stock held by non-affiliates
(affiliates   being,   for   these  purposes  only, directors, executive
officers and the holders of   more   than   5%    of    the  registrant's
Common Stock) of the registrant at March 2, 1998, based upon the closing
sale price of the Common   Stock   on   the   Nasdaq Stock
Market:                                                     $96,689,918
Number of shares of Common Stock outstanding at March 2, 1998: 10,640,760

Documents Incorporated by Reference
    Portions of the proxy statement dated April 8, 1998 distributed in connection with the Annual Meeting of Shareholders to be held on May
15,  1998,  is  incorporated  into Part III of this Report.

ITEM 1.  BUSINESS

General

   American Oilfield Divers, Inc. together with  its subsidiaries, currently
   doing business under the tradename "Ceanic"     (collectively,    the
   "Company"  or "Ceanic"),  provides subsea   services   and   products
   including     field    development services to the  offshore  oil and
   gas industry as well as industrial and governmental customers in  the
   Americas   Region,  Europe  Africa Region  and Asia  Pacific  Region.
   The   Company's    services    are provided through approximately 550
   divers,       tenders,      diving supervisors, vessel  captains  and
   crewmen  and  are  supported  by a Company-owned  fleet  of 21 diving
   support  vessels  (DSVs),   16  of which   operate  in  the  Gulf  of
   Mexico.   Based upon the number of divers employed,  the  size of its
   DSV   fleet  and  the  number   of customers   served,   the  Company
   believes that it is the leading provider of diving services in the Gulf of Mexico.

   Since  its  establishment in 1981, the Company has considerably  expanded
   the  scope  of  its  products  and services      through     internal
   development     and      selective acquisitions.   In  the last  four
   years, the Company's  revenue  has more  than  doubled as a result of
   improved demand  in  its core Gulf  of   Mexico   market  and  through
   internal growth  and acquisitions, both       domestically        and
   internationally,     that     have expanded the Company's service and
   product  offerings.   For the year ended   December  31,  1997,   the
   Company's revenue increased 25% to $132.7 million.

   New  Corporate  Name. In February 1998, the Company announced  it  had
   adopted    Ceanic   as   its   new tradename  and  that  it  planned,
   subject  to shareholder  approval, to change  its  corporate  name to
   Ceanic  Corporation. The Company has    grown    beyond   providing
   traditional  diving   and   vessel services  to the U.S. oil and  gas
   industry   and    the    Company's management believes that the  name
   Ceanic   reflects   the  Company's diversification      into       an
   international   subsea  contractor with   a   diverse   client   base
   including not only oilfield diving and  vessel  services,  but   also
   deepwater     remotely    operated vehicle ("ROV") services and field
   development services,  provided to government     and    non-oilfield
   commercial customers  spread  over the entire Americas region and  in
   key  international  markets.   The Company     will     submit    for
   shareholder approval at its annual shareholder meeting to  be held in
   May 1998, a proposal to amend  the Company's        Articles       of
   Incorporation to provide  for  the name change.

   Corporate  Realignment  and  Refocus.
   During 1997 the Company identified  certain    market    opportunities
   appropriate   to   its   mix    of  personnel  and  assets,  including
   the  deepwater remote intervention  market   and  the  marginal  field
   development  market.   The Company also  identified  certain  markets
   and  opportunities which  did  not fit into  its  strategic  plan and
   determined  it  to be in its  best interests   to   discontinue   its
   efforts   in  those  areas.    For example, the  Company  closed  its
   Kansas  City,  Kansas  office  and Dubai, United Arab Emirates office
   and    sold    its   environmental services subsidiary in 1997 as the
   operating results  in  these areas did   not   meet   the   Company's
   expectations  and these areas  did not   otherwise   fit   into   the
   Company's strategic plan.

   To more fully exploit its assets, the Company also during 1997 added approximately twenty middle and senior managers from a variety of
   backgrounds   in  the  subsea  and topside  oil and  gas  industries,
   having   over    400    years   of management experience collectively.
   The Company believes these new managers together with the  Company's
   existing    core    of    seasoned executives  will benefit the  long
   term interests of the Company.

   Finally, the Company realigned its reporting lines and business units into four primary service regions. The primary service regions are
   the    Americas   Region   (North, Central  and  South  America), the
   General    Contracting    Division (inland    and    coastal   United
   States), Europe Africa  Region and Asia    Pacific    Region.     The
   Company's product lines are the Ceanic Hardsuits Product Division, Big Inch Products Division and Ceanic Field Development Division
   (includes  Tarpon  Guyed Monotower Products   and   Ceanic   Concrete
   Products).  Each regional  manager or    product   division   manager
   reports   to  one  of  two  senior executives.  The Company's regions
   are supported  by  a matrix of six service   lines  include   diving,
   intervention   teams,   government services,       vessel,      field
   development       and      general contracting   which   assist    in
   maximizing   asset  and  personnel utilization in  each  region.  The
   Company  believes  this  corporate realignment      will      enhance
   communication to better focus  and streamline the organization.


   Growth  Strategy.   Key  elements of the Company's growth strategy are to
                                          continue to:

* Focus on Gulf of Mexico Market. The Company's Gulf of Mexico operations will continue to be its core business. Since 1993, the Company has significantly increased the number and capabilities of its DSVs and equipment in the Gulf of Mexico. In 1997, the Company significantly expanded its fleet of work class ROVs in the Gulf of Mexico from two to five. By the end of fiscal 1998, the Company expects to have at least 12 work class ROVs available for use in the Gulf of Mexico and elsewhere. The Company believes it is well-positioned to take advantage of opportunities in the Gulf of Mexico market, particularly the expanding deepwater market.

* Focus on Expanded Markets. Over the past four years, the Company has expanded its operations to inland markets, the U.S. West Coast market, and select international markets including the Europe Africa Region and the Asia Pacific Region. Revenues from these sources have increased substantially over the past three years, from $12.3 million, or 23% of total revenue, for the fiscal year ended October 31, 1994 to $45.2 million or 34% in the fiscal year ended December 31, 1997. The Company intends to focus on the development of the revenues and profitability of these expanded operations.

* Provide Single-Source Solutions for Customers. Through expansion of its fleet of DSVs and the broadening of its services and products, the Company can offer total project management services including field development services. Management believes this integrated approach simplifies a customer's procurement process and reduces the Company's dependence on third-party contractors.

* Expand Services and Products. By adding the Hardsuit products line and Ceanic Field Development Division, which includes the Tarpon Guyed Monotower and Ceanic Concrete Products, the Company has significantly broadened its capabilities and complemented its core subsea services business. The Company intends to continue to expand its services and products internally and through strategic acquisitions.

   Significant Events.   In  November 1996,  the Company acquired 97% of the
outstanding capital stock of Hard Suits Inc. ("HSI") for approximately $11.8
million through an unsolicited tender offer.   HSI manufactures, markets and
operates a one-atmosphere diving suit known as the "HARDSUIT (TM)". The Company's HARDSUIT (TM) one-atmospheric diving system technology ("ADS") allows for manned diving in deep water without saturation or decompression, which are required by current practices for manned deep water diving. HARDSUIT (TM) ADS technology significantly reduces operating costs associated with deep water projects by eliminating the need for saturation and decompression and associated personnel cost and time needed to complete such projects. The current HARDSUIT (TM) ADS is capable of operations in water depths up to 1,200 feet. HSI has developed the technology to manufacture a suit capable of operation at depths up to 2,000 feet. In late fiscal 1997, the HARDSUIT (TM) ADS 2000-foot prototype began initial builder's trials with the United
States  Navy.   The Company expects to deliver the suit to the U.S. Navy  in
fiscal  1998.   The  Company  intends  to  manufacture  the  HARDSUIT (TM)  ADS primarily for its own use and for sale to the United States Navy and other non-commercial applications. HSI also manufactures and markets the REMORA(R),
a subsea rescue vehicle for submarines.   The Company acquired the remainder
of the outstanding capital stock of HSI in fiscal 1997 for $1.65 per share.

   In February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock which provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding at December 31, 1996 including approximately $12.4 million to acquire HSI. The Company used the remaining proceeds for general corporate purposes, including working capital requirements and to fund capital expenditures and strategic asset acquisitions.

   In May 1997, the Company sold its corporate headquarters building in Lafayette, Louisiana and moved its corporate headquarters to Houston, Texas.

   In June 1997, the Company acquired substantially all of the assets of Contract Diving Services, Pty Ltd., and its affiliates ("CDS"), a subsea services provider based in Perth, Western Australia. The acquisition was accounted for using the purchase method of accounting.

   In August 1997, the Company acquired the M/V American Defender, a 220-foot class dynamically positioned vessel, capable of supporting ROV and HARDSUIT (TM) diving suit operations and accommodates approximately 63 persons. After a drydocking to upgrade the vessel, the M/V American Defender was available for work in the Gulf of Mexico at the end of the fourth quarter in fiscal 1997.

   In October 1997, the Company sold all the issued and outstanding shares of common stock in American Pollution Control Corporation, its wholly owned environmental services subsidiary.

   In December 1997, the Company announced the execution of a contract with Perry Tritech, Inc. ("Perry Tritech Contract") to purchase up to ten new generation work class ROVs capable of working in water depths up to 10,000 feet, with delivery expected to begin in the second quarter of 1998. The Company believes this new generation ROV will provide it with a competitive advantage over existing work class ROVs in the Gulf of Mexico market.

Subsea and Other Services

   The Company through its regional bases provides subsea services to support all phases of offshore oil and gas activities, including drilling, production, abandonment, and salvage. These services include construction, installation, maintenance, repair, inspection and support of drilling operations; development of offshore pipelines and production platforms; and ongoing production activities. Subsea services are provided to a diverse group of customers, including major and independent oil and gas exploration and production companies, offshore engineering and construction companies,
and  major  pipeline  transmission  companies.    The   Company's   offshore
operations are performed primarily through manned surface and saturation diving activities at depths up to 1,000 feet. With the acquisition of HSI, the Company has used the HARDSUIT (TM) diving suit as a cost-effective alternative for certain operations at a maximum depth of 1,200 feet. Most of the Company's operations are subject to weather-related seasonality as well as cyclical demand based on the capital expenditures of oil and gas companies for offshore production and exploration activities.

   On December 31, 1997, the Company employed approximately 400 divers, tenders, and diving supervisors, supported by the Company's fleet of 21 DSVs, ranging in length from 65 to 220 feet. The Company's offshore diving operations are coordinated through regional staging facilities in the Port of Iberia and Fourchon, Louisiana; Houston, Texas; Oxnard, California; Perth, Australia; Aberdeen, Scotland; and Port Harcourt, Nigeria.

     Traditional Diving Techniques. The Company conducts its diving operations using the three traditional diving techniques: air diving, mixed gas diving and saturation diving, all of which use a surface-supplied
breathing  media.   With  the  addition  of  the  HARDSUIT (TM) diving suit
technology, the Company has an alternative method of diving at depths up to 1,200 feet.

   The choice among the three traditional techniques is determined by diver decompression requirements, which are in turn determined by the depth at which the diver works and the time spent at a given depth. Decompression is the process by which the diver's depth (or the ambient pressure) is decreased over a period of time long enough to prevent the gases absorbed by the diver's body tissues from expanding into vapor and causing the "bends," a medical condition that can result in injury or death. As dive depth and dive time increase, the diver's body tissues absorb increasing amounts of ambient gases and require a corresponding increase in decompression time. After a given time at a given depth, the diver's body tissues reach the "saturation point" at which no additional gases are absorbed. As a result, additional time spent at that depth will not require additional decompression time when the diver ascends. As a general rule, after the saturation point is reached, approximately one day of decompression time is required for ascent from each 100 feet, of water depth.

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

   For subsea projects in depths of 300 to 1,000 feet or for projects of relatively long duration at depths below approximately 180 feet, the Company typically conducts its operations by using saturation diving techniques from a special pressurized chamber on the surface in which the divers live at a pressure equivalent to the depth of the work site. Saturation diving is generally considered the safest and most efficient form of the three traditional diving techniques. The chamber in which the divers live is filled with a mixture of helium and oxygen that saturates the divers' body tissues. Divers are transported from the surface to the work site by a pressurized diving bell. After working underwater for six to eight hours, divers are transported back to the DSV by the diving bell, and return to the pressurized living chamber to be replaced by a new group of divers who are lowered to the job site to continue the underwater work. The Company currently owns and operates five saturation diving systems, each of which can accommodate four to six divers at a time. This allows the Company to conduct diving operations 24 hours a day. During such a project, the pressurized chamber functions as living quarters with food, showers, sleeping accommodations and sanitary facilities. Saturation diving systems and their associated life-support equipment are generally built into DSVs, but can also be located on drilling rigs, platforms, barges or other vessels or structures. The primary advantage of saturation diving is that the divers can remain under pressure and make repeated dives for extended periods (generally up to a maximum of 30 days) before beginning decompression. This method reduces the risks and delays associated with frequent decompression and enhances overall productivity.

    One-Atmosphere Diving. One-atmosphere diving, in which the diver is maintained at normal surface atmospheric pressure, is an alternative to saturation diving for jobs in depths up to approximately 1,200 feet. In this method of diving, the diver wears a proprietary diving suit developed by HSI known as the "HARDSUIT (TM)." The diver wearing a HARDSUIT(TM) ADS enters the water and returns to the surface with the assistance of a HARDSUIT (TM) launch and recovery diving system but without the need of a pressurized
diving  bell.   Atmospheric  pressure  is  maintained  at all times  in  the
HARDSUIT (TM) ADS, thereby eliminating the diver's need for any decompression. This permits the diver to make repeated dives at atmospheric pressure without the delays and costs associated with frequent decompression or
saturation diving.   The  HARDSUIT (TM)  ADS  when  deployed  consists  of  two
HARDSUIT (TM) diving suits and a launch and recovery system.

   The Company does not expect to use the HARDSUIT (TM) ADS as a replacement for traditional diving techniques, but believes that the suit will serve as an additional diving technique in appropriate circumstances, particularly those in which substantial decompression time is required. When using the HARDSUIT (TM) ADS the diver performs tasks not by the direct use of his own hands but by means of manipulators outfitted with specialized tools. Consequently, the time spent by the diver in actually performing certain tasks in a HARDSUIT (TM) ADS may be substantially longer than the time
required for the same tasks  using  other  diving  techniques.   The Company
believes, however, that in certain applications the overall time and costs required to complete a project may be decreased because of the elimination
of decompression time.   The  Company  believes that refinement of the tools
used with the HARDSUIT (TM) ADS will increase the efficiency of one-atmosphere diving and broaden its application.

    Diving Support Services. In connection with its diving operations, the Company often provides support services that minimize dependence on third-party subcontractors and maximize safety and use of the Company's vessels, equipment, personnel and organizational structure. In the Americas Region, the Company operates a small fleet of leased crew cabs and vans that transport its dive crews and small equipment items from its facilities to the Company's DSVs. This capability minimizes the Company's reliance on third-party truck fleets, permits project scheduling efficiency, enhances reliability and quality control, and significantly reduces its costs. For medium to large equipment hauls, the Company generally uses third-party truck fleets, which for these purposes are capable of providing reliable, quality service at greatly reduced costs. As part of the Company's DSV operations, the Company also generally provides full-service catering to the vessel and dive crews, which minimizes dependence on third-party caterers and permit the Company to further control costs. The Company's diving support services distinguish the Company from its competitors and are consistent with the Company's business strategy.

   Remote Intervention Technology Services. The Company currently owns and operates 12 ROVs, of which 7 are observation ROVs and 5 are work class ROVs compared to 7 ROVs in 1996. As a result of the Perry Tritech Contract, the Company expects to have 12 work class ROVs by the end of 1998. Observation ROVs generally support the Company's manned diving activities whereas work class ROVs are outfitted with manipulators to perform tasks in depths up to 10,000 feet. The Company also owns and operates eleven HARDSUIT (TM) diving suits, eight of which are deployed for operations in Australia, the North Sea and the Gulf of Mexico, and three of which are used for training and demonstration.

   In February 1998, the Company announced that Shell had awarded the Company a contract to design, build, test and operate a deepwater pipeline burial system operated with the assistance of a work class ROV for the URSA and ANGUS project pipelines. The Company believes this Shell contract confirms its deepwater remote intervention expertise.

   The Company is not attempting to compete head-to-head with more seasoned ROV companies such as Oceaneering or Sonsub in the Americas Region and elsewhere, but has identified a deepwater, high technology market that offers numerous opportunities with long-term growth potential. The Remote Intervention Technology Division's initial primary focus is the Gulf of Mexico market, but the Company expects to deploy its remote intervention assets on a worldwide basis in fiscal 1998.

   The  Company  currently  markets   the  HARDSUIT (TM)  ADS,  diving  support
services, remote intervention technology and vessels, in the Americas Region. While some product and service lines have been sold in each of the other Company regions, the Company intends to add personnel and assets to expand the offering of these services and products to the other regions.

    Ceanic Americas Region. The Americas Region constitutes the Company's traditional core Gulf of Mexico diving and vessels group. This region is the Company's largest region, producing 51% of the Company's fiscal 1997 revenues and employing 617 of its 1070 employees. With 16 of the Company's 21 DSVs operating in the Gulf of Mexico, the Company believes it has the largest fleet of dedicated DSVs in the Gulf of Mexico. The headquarters and principal staging facility of the Company's Gulf of Mexico diving and vessel operations are at the Port of Iberia, Louisiana. The Port of Iberia is a full-service, decentralized operations center, strategically located for the rapid deployment of personnel and equipment. Traditional industry indicators such as capital expenditures by oil companies, rig count, OCS lease sales, among others, indicate a strong demand for the Company's diving, vessel and ancillary services in the Gulf of Mexico in 1998. In late 1997, the Company leased a facility at the Port of Fourchon, Louisiana to act as, among other things, its deepwater dock for its dynamically positioned vessels and an operational support facility.

   Ceanic Asia Pacific Region.  With the acquisition  of  CDS  in June 1997,
Ceanic  established  its  regional headquarters in Perth, Australia.   Perth
acts as Ceanic's regional staging facility and coordinates the Company's efforts in this area. The Company offers a full range of subsea services including traditional diving, vessel and ROV services and specialized remote
subsea coring  services.   The  Company operates a pair of HARDSUIT (TM) diving
suits, two small vessels in Western Australia and maintains the REMORA(R) submarine rescue system for the Australian Navy. The Company has identified certain market niches in this region such as specialized turnkey contracts and maintenance services based on applying an integrated approach to the
suite of Company capabilities.   The  Company  believes  that  the long term
prospects for this region are solid.

     Ceanic Europe Africa Region. The Company's Aberdeen, Scotland office acts as regional headquarters to support and coordinate its subsea operations in the North Sea and in both West and South Africa. In July 1992, the Company established administrative offices in Lagos, Nigeria and an operations office and shop in Port Harcourt, Nigeria to provide diving and related services to oil and gas companies operating in Nigeria and other West African locations. Since 1992, the Company has expanded its activities into South Africa. In March 1995, the Company acquired certain diving and related assets located in Dubai, United Arab Emirates, and established an operational and sales office in Dubai to provide diving services to oil and gas companies operating in the Middle East. In fiscal 1997, the Company reviewed its presence in the Middle East closing its Dubai office in May 1997, due in large part to disappointing operating results. The Company has repositioned personnel and assets elsewhere to maximize utilization. The Company currently maintains two DSVs in Port Harcourt. The Company believes its mix of personnel and equipment in its Europe Africa Region offers it an attractive opportunity to take full advantage of the available market niches. The Company is reviewing its options in the North Sea and intends to take advantage of market niche opportunities as they present themselves.

   Ceanic  General Contracting Division.  The Company provides a variety  of specialized general contracting and marine construction services to industrial and governmental customers. These services include the maintenance, repair, and inspection of bridges, docks, piers, pipelines, and other inland underwater structures, the inspection and maintenance of hydroelectric and nuclear power plants and general construction projects requiring Ceanic's underwater capabilities. The Company has changed the focus of its General Contracting Division to larger, more complex marine construction projects, in which the Company functions as prime contractor as opposed to acting as subcontractor on small to medium sized projects that the Company has primarily performed in the past. Ceanic General Contracting Division's operations are coordinated through regional staging facilities in Oxnard, California; Houston, Texas; and Columbus, Ohio. In addition to general marine contracting, the California office also provides traditional offshore diving, vessel, ROV and related ancillary services to the oil and gas industry and other customers on the West Coast and in Latin America. To reduce the effect of seasonality during winter months, the Company expects its General Contracting Division to focus primarily on projects in warm-weather states that are less likely to be adversely affected by winter weather.

Ceanic Subsea Products

   Ceanic Hardsuit Products Division. The HARDSUIT (TM) ADS is an articulated metal suit with patented joints that allows the diver to have a relatively wide range of motion and work at surface atmospheric pressure (one atmosphere). The HARDSUIT (TM) diving suit and other products and related services are manufactured and developed by Ceanic in North Vancouver,
British  Columbia,  Canada.   The  current  HARDSUIT (TM)  ADS  is  capable  of
operations in water depths up to 1,200 feet. The Company intends to manufacture the HARDSUIT (TM) ADS primarily for its own use and for sale to the
United  States  Navy  and  to  the  navies of other countries.   Ceanic  has
developed and produced a prototype suit capable of operation at depths up to 2,000 feet that is undergoing testing by the United States Navy.

     Ceanic also manufactures a submarine rescue vehicle known as the "REMORA(R)," a submersible decompression chamber that has an articulated skirt to permit docking with a disabled submarine at angles of up to 60 degrees. The REMORA(R) is capable of recovering, and subsequently transferring under pressure, up to nine people at a time from a disabled submarine. One fully operational REMORA(R) has been sold to and is in the service of the Royal Australian Navy, and the Company is currently marketing the REMORA(R) to the navies of other nations.

   Big Inch Marine Systems Products Division.  The  Company manufactures and
markets  a  patented  line  of  subsea  pipeline  connectors   used  in  the
construction and repair of underwater pipelines. The Big Inch product line manufactured by the Company includes Flexiforge(TM) end connectors, Ball Flange(TM) connectors and Load Limiting(TM) connectors used in pipeline and flowline tie-ins, emergency repairs to pipelines, flow lines and risers and to retrofit mainline lateral tie-ins. The Company offers a standard product line and also offers modifications of its connectors for specialized
applications.   In  the  last  two  years, the Company has diversified  into land-based pipeline components with a product line of electrical isolation joints known as Big Inch Insulating Flanges(TM), which are used to isolate segments of pipelines from corrosion. The Company has also developed the InnerLOCK(TM) Cutter system, a mechanical cutter that removes stubs (abandoned in-place drillpipe) without the use of explosives, by cutting them from inside the pipe and the BIMS-Tap(TM) Tee, a mechanical subsea "hot tap" device that permits the joining of two subsea pipelines without requiring the pipelines to be brought to the surface and without interrupting the flow in the pipelines. The Company believes that the Big Inch products permit pipeline construction, repair and removal to be performed faster and more efficiently than conventional systems.

   Components of Big Inch connectors are forged and machined to Big Inch specifications by various unaffiliated contractors in the United States and the United Kingdom. The Company assembles these components at its Houston plant and the assembled products are shipped to customers or used by the Company in its own diving operations. Assembly, quality control and warehousing of Big Inch products are conducted at offices in Houston, Texas and Aberdeen, Scotland. Although Big Inch sales are made primarily to users in the Gulf of Mexico and the North Sea, Big Inch products are marketed and sold worldwide through both the Aberdeen and Houston offices. Big Inch products are marketed in conjunction with the Company's subsea services and are also sold to third-party installers.

    Ceanic Field Development Division. The Company designs, fabricates and installs the Tarpon Guyed Monotower, a patented substructure primarily used in offshore minimum facilities field development. A Tarpon Guyed Monotower consists of underwater anchor piles and a cable guying assembly that supports a site-specific well protector caisson, boat landing, platform and related production equipment. Tarpon Guyed Monotowers are best suited for minimum facilities in water depths from 80 to 300 feet and for the production of larger fields using a satellite system of multiple Tarpon Guyed Monotower structures tied into a central production facility. The Company believes that the Tarpon Guyed Monotower is a cost-effective alternative to traditional, fixed multi-leg platforms or other minimal systems because of their relatively low construction costs and ability for rapid installation, allowing oil and gas producers to recognize early cash flows from production. The Company has at least seven competitors in this market, comprised primarily of engineering firms. The Company is actively seeking opportunities for the Tarpon Guyed Monotower both in the United States and select international areas including Europe, Africa, the Middle East, India and Southeast Asia. To date the Company has installed 40 of these systems in the Gulf of Mexico and worldwide.

   The Company manufactures concrete structures that act as foundation platforms for production facilities in shallow water. These structures are ideally suited for quick installation in remote areas with little or no infrastructure support. The Company also markets the supply of subsea storage facilities for use as an alternative to steel tankers for offloading and storage of up to 500,000 barrels of oil in water depths of up to approximately 300 feet. Concrete storage systems can be used in conjunction with a Tarpon Guyed Monotower for storage of oil produced from marginal fields that do not have existing pipeline infrastructure.

   Ceanic markets its Field Development capabilities to provide a single source solution to satisfy its customers' minimum facilities development needs. Due to its low cost and flexible approach to minimal facility development, the Company believes there is a significant market niche for its field development services, particularly in Ceanic's Europe Africa Region and Asia Pacific Region. Once the Field Development Division gains significant market acceptance, the Company expects to undertake a larger portion of its customers field development projects and be in a position to act as a turnkey field development provider.

     Government  Services.   Utilizing  the  core capabilities  of  Ceanic's
commercial service lines, such as diving, vessels, intervention technology and general contracting, the Company is able to support a wide variety of
governmental needs.   The  Company's diving and intervention services can be
offered in support of search and salvage operations and the Hard Suit operations can support the military's submarine rescue requirements. The Company's General Contracting division is able to support the expansion and maintenance of infrastructures. The REMORA(R) rescue system, built by Hard Suits, is now operated and maintained for the Australian Navy by our Asia
Pacific  Region.   The  REMORA(R)  system employs rotary  joint  technology
similar to that used in the HARDSUIT (TM) ADS to assist in rescuing personnel from distressed submarines. Like the HARDSUIT (TM) ADS, the REMORA(R) is marketed to navies worldwide.

Marketing

   The Company's marketing efforts are primarily concentrated in the Americas Region, Europe Africa Region and Asia Pacific Region. The Company maintains a focused marketing effort through a direct sales force consisting of approximately 25 full-time sales personnel operating from Lafayette, and New Orleans, Louisiana; Houston, Texas; Oxnard, California; Columbus, Ohio; Aberdeen, Scotland; Lagos, Nigeria; Perth, Australia; and Vancouver, Canada. The Company's senior management team also participates in the Company's marketing efforts. The Company's diving services are often marketed in conjunction with Big Inch and Ceanic Field Development Divisions' products and the Company's other service and product lines.

Safety and Quality Assurance

   The Company maintains a stringent safety and quality assurance program that encompasses all areas of its operations and relies substantially on employee experience and involvement. An offshore safety officer is assigned
to every diving project regardless of size.   In  connection with its safety
program, the Company maintains a rigorous in-house diver training program. The Company's training program requires each new diver (who must be a graduate of a certified diving school) to spend at least five days of intensive onshore training prior to offshore deployment. In addition, each new diver must generally spend at least two years as a diving tender,
maintaining  equipment  and  providing  other  top-side  support   to   more
experienced divers and, in the process, learning how to complete diving assignments safely and efficiently, and approximately two years as a junior diver on a large crew, gaining more experience with the Company's senior
divers.   The  Company  stresses  diver  safety  and training throughout the diver's tenure with the Company. The Company believes that its safety program and commitment to quality have given it a competitive advantage in
attracting and retaining customers and  divers.   The accomplishments of the
Company's safety program were recognized by the National Oceans Industries Association ("NOIA"), which awarded its Safety in Seas Award jointly to the Company and the Gulf of Mexico business unit of Chevron USA, Inc. in 1996. In 1997, NOIA awarded its Safety in Seas Award to the Company for its
SMART(SM)  program.    The   program   emphasizes   Self-Esteem,  Management,
Accountability, Responsibility and Training. The Company is the only award winner that has won the Safety in Seas Award in two consecutive years.

Customers and Competition

   The Company's offshore customers include a broad base of major and independent oil and gas companies, offshore engineering and construction companies and major pipeline transmission firms. The Company provided diving and related services to approximately 700 customers for the year ended December 31, 1997. The Company's ten largest customers accounted for 33% of the Company's total revenue in the year ended December 31, 1997. No one customer accounted for more than 10% of the Company's revenues during the year ended December 31, 1997. In 1995 the Company entered into an alliance agreement with Chevron U.S.A.'s Gulf of Mexico business unit under which the Company is a preferred provider of diving services and has received a significant portion of the Chevron unit's undersea work at prevailing rates.

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

   The available market for diving services in the Americas Region is essentially divided between the call-out (or day rate) market and the turnkey (fixed price) market. Contracts are obtained either through direct negotiation with the customer or pursuant to bidding procedures established by the offshore customer. The Company typically enters into "master service agreements" or similar arrangements with most of its offshore customers, that expedite providing call-out diving services for those customers and enhance the Company's customer relationships. These contracts establish daily rates and terms (such as insurance requirements) for services that the customer may need in the future or on an emergency basis and provide for various indemnities in favor of the customer. Master service agreements may be long-term, may be reviewed and renewed each year, or may be of whatever duration the parties stipulate.

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

   The Company's customers for its General Contracting Division include utility companies, railroad companies, state and federal governmental agencies (such as the U.S. Army Corps of Engineers and the U.S. Bureau of Reclamation) and political subdivisions such as city and county governments. General Contracting Division contracts are generally obtained pursuant to formal bidding procedures established by its customer and awarded on a turnkey (fixed price) basis. Competition in the General Contracting Division is based primarily on price, although type of equipment available, location of or ability to deploy such equipment and quality of service are other factors considered by the customer.

   Because diving services contracts in the call-out market are generally bid upon and entered into one to two weeks prior to the planned commencement of the projects, the Company in the past has had no significant call-out diving services backlog. However, as a result of recent increases in turnkey projects and the increased activities of the General Contracting Division, at February 28, 1998 the Company's backlog of projects to be performed in 1998 was approximately $31.5 million.

   The offshore diving industry in the Americas Region is highly competitive and is influenced by events largely beyond the control of the Company. At various times since 1986, many oil and gas companies significantly decreased their expenditures for development projects in the Gulf of Mexico in response to substantial declines in oil and gas prices. Also during that period, a number of smaller diving firms have been acquired or have ceased operations entirely. In addition, some of the Company's major competitors have reorganized and redirected their efforts to different or more specialized markets. While more than 50 independent diving companies operated in the Gulf of Mexico in 1980, fewer than ten currently operate on an on-going basis in the Gulf of Mexico. In addition, three offshore
construction  companies  operating   in   the  Gulf  of  Mexico  own  diving
subsidiaries or divisions that provide substantially all of the diving services required by their respective parent companies. The Company has three principal competitors in its Gulf of Mexico market, Oceaneering International, Inc., Global Industries, Ltd. and Cal Dive International, Inc. The remaining smaller diving companies in the Gulf of Mexico also compete with the Company for diving projects that require less sophisticated equipment or diving techniques. Although the Company occasionally provides diving services to offshore construction companies with in-house diving operations, the Company does not expect to derive substantial revenues from such services. Moreover, such in-house diving operations also provide diving services to unaffiliated third parties and compete with the Company and other diving companies in the Gulf of Mexico on a limited basis.

   The Company has two major competitors with well developed international sales capabilities that manufacture product lines of connectors used in the repair and construction of underwater pipelines (Hydro Tech, Inc. and Oceaneering International, Inc.). Both of these manufacture connectors using elastimer seal technology as opposed to the patented Big Inch metal-to-metal seal technology. Several smaller companies also compete in the connector market, one of which offers metal-to-metal seal technology. Despite the generally higher price of Big Inch products, management believes that the Company competes effectively on the basis of the installation, responsiveness and quality advantages associated with its metal-to-metal seal technology.

   The Company has a number of major competitors with well developed sales capabilities (Racal, Oceaneering, Subsea International and Sonsub) in the remote intervention market including ROVs and one-atmosphere diving suits. Several smaller companies compete in the ROV market.

   Competition for underwater services in the Americas Region historically has been based upon the type of underwater equipment available, location of or ability to deploy such equipment, quality of service and price. In recent years, price has been the most important factor in obtaining contracts, although the abilities to develop improved equipment and techniques and to attract and retain skilled personnel are also important competitive factors. The Company believes, however, that the awarding of contracts on the basis of pre-existing relationships between the customer and supplier, combined with the reliability and quality of the supplier's services, is a trend that has benefited the Company. An example of this is the Company's relationship with Chevron U.S.A.'s Gulf of Mexico business unit, which has resulted in the Company's obtaining one of only two such alliances currently existing between a diving contractor and a major oil company in the Gulf of Mexico market. The Company competes in all of its service and product lines with both large and small companies, and certain of these companies are larger and have greater financial and other resources than the Company. Should the Company's competitors develop and market products or services that are technologically superior to any products manufactured or services rendered by the Company, the Company's ability to market its products and services would be significantly impaired.

Patents

   The Company owns certain technology (including patents) with respect to its Big Inch pipeline connector products line, the pressurized rotary joints used in the HARDSUIT (TM) ADS, certain underwater Ultrascan(TM) radiography systems, its Sonar ScourVision(TM) system, and the Tarpon Guyed Monotower. The Company believes that its customer relationships and reputation, together with its technical expertise, responsiveness to customers and full-service capabilities, are of greater competitive significance to the Company than its technology. While the Company's business is not dependent on any one of its patents, the loss of patent protection for the Company's entire Big Inch product line could have a material adverse effect on the
Company's competitive  position.   The  Company's Big Inch patents generally
are scheduled to expire from 1999 to 2003.   Although  the patent for one of
the Big Inch products has expired, due to the high start-up costs of this product, management does not believe that the loss of the exclusive use of this patent will have a material adverse effect on the Company's competitive position. The patents covering the HARDSUIT (TM) ADS joints will expire in the years 2004 through 2009 and have an average remaining term of approximately eight years.

Government Regulation

   Many aspects of the Company's operations are subject to governmental regulation, including regulation by the U.S. Coast Guard and the
Occupational Safety and Health Administration, as well as by private industry organizations such as the American Bureau of Shipping and the Association of Diving Contractors. The Coast Guard sets certain safety standards and is authorized to investigate vessel accidents and recommend improved safety standards relating to vessels and offshore diving. The Occupational Safety and Health Administration performs similar functions with respect to the Company's onshore facilities and operations. Virtually all employees engaged in the Company's offshore diving operations are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which operate to exempt these employees from the limits of liability established under worker's compensation laws and instead permit them or their representative to maintain an action against the Company for damages for a job related injury, with no limitations on the Company's potential liability. Certain of the Company's employees may also be covered by the Longshoremen and Harbor Worker's Act, which permits such employees to seek compensation for a job related injury under that act. As a result of the Company's expansion into Nigeria, Australia and other foreign jurisdictions, the Company is also subject to regulation by other governments.

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

   The Company's vessel operations in the Gulf of Mexico may be considered to be engaged in "coastwise trade" under federal maritime law and may, therefore, be subject to special regulation by federal government agencies. Under these laws and regulations, only vessels owned by United States citizens that are built in and documented under the laws of the United States may engage in "coastwise trade." Certain provisions of the Company's Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens. The determination of whether its vessel operations are considered to be engaged in "coastwide trade" is a fact intensive inquiry and depends on the facts and circumstances of each particular case.

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

Employees

   The size of the Company's work force, other than its clerical and administrative personnel, is variable and depends upon the Company's workload at any particular time. Diving personnel are paid only for actual days worked, but are available on a year-round basis and are entitled to participate in all of the Company's employee benefit programs. At December 31, 1997, the Company employed 206 divers, 150 tenders, 43 diving supervisors, 157 vessel crewmen, barge crewmen and operations support personnel, 190 technical support for the Intervention Technology, Big Inch Field Development, and Concrete Products Divisions and 324 clerical and administrative personnel. Of these persons, 884 are hourly employees (divers are paid on an hourly basis) and 186 are salaried employees. The Company also relies on diving personnel employed on a contract basis to support its international operations. The Company believes that its relationship with its employees is satisfactory.


          UNCERTAINTY OF FORWARD-LOOKING INFORMATION; RISK FACTORS

   Certain of the statements set forth in Items 1, 3 and 7 and elsewhere in this report (such as, for example, statements as to planned capital expenditures and market opportunities; anticipated personnel and vessel rates and utilization; extent of future rate of pipeline installation and repair; anticipated demand for Company services and products; anticipated deep water development activities; international expansion opportunities; and anticipated Company diversification) are not statements of historical fact, are forward-looking and are based upon the Company's current belief as to the outcome and timing of such future events. A variety of risks and uncertainties including many beyond the control of the Company can affect the outcome and timing of such events and can affect the financial performance of the Company generally. These factors include, but are not limited to, the matters described below. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, the Company's financial performance could be affected and actual results and plans could differ materially from those expressed in the forward-looking statements. Investors and prospective investors should consider the following information, as well as the other information contained in this report, in making any investment decision with respect to Company securities.

Cyclical Demand; Dependence on Energy Industry

   The demand for the Company's offshore diving services has traditionally been cyclical, depending on the condition of the oil and gas industry, and specifically on the capital expenditures of oil and gas companies for exploration and production activities. These capital expenditures are influenced by both short-term and long-term trends in oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and other nations, the discovery rate of new oil and gas reserves in offshore areas, local and international political, regulatory and economic conditions and the ability of oil and gas companies to generate capital. The Company believes there has been a general increase in the level of exploration and production activities in the Gulf of Mexico in recent years resulting from, among other things, improvements in oil and gas exploration technology such as three-dimensional seismic and directional drilling, which have decreased the average cost of production. The extent and duration of this condition, however, is beyond the control of the Company and will depend ultimately upon worldwide oil and gas prices and the capital expenditures of oil and gas companies for offshore development. Oil prices have declined significantly over the past 15 months and further significant declines in the future would likely depress offshore drilling and development activity, reduce the demand for the Company's services and could have a material adverse effect on the Company's financial condition and results of operations.

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

Availability of Personnel

   Divers require up to two years of diving school followed by two or more years of apprenticeship and on-the-job training before they are considered qualified to work as divers for the Company. With only six diving schools producing diving graduates qualified to be employed by the Company (a decrease from 12 in 1980), fewer divers are available for employment. Moreover, it takes approximately one year for an ROV technician and/or pilot to be considered an experienced ROV operator qualified to work on or pilot an ROV and competition for qualified ROV technicians and pilots is significant. As a result, there can be no assurance that the Company will have a supply of qualified divers and ROV technicians and pilots sufficient to conduct and expand the Company's diving and remote intervention operations. Although none of the terms and conditions of employment of the Company's U.S. divers are determined by collective bargaining with a union, there can be no assurance that the Company's divers may not be subject to union organization attempts and collective bargaining in the future. The Company believes that its ability to employ divers and other employees not subject to a collective bargaining agreement is important to its ability to compete successfully for diving work.

Contract Bidding Risks

   A significant percentage of the Company's total revenues is derived from increasingly large contracts performed on a fixed-price basis. This percentage and the relative size of such contracts are expected to increase in the future. Fixed-priced contracts are inherently risky because of the possibility of underbidding and the Company's assumption of substantially all of the project's operational risks. The revenue, cost and gross profit realized on such contracts often vary from the estimated amounts for various reasons including, among others, changes in weather and other job conditions, variations in labor and equipment productivity (such as equipment failure) from original estimates, project modifications creating unreimbursable costs overruns and supplier or subcontractor failure to perform. These factors and the risks inherent in the diving and the inland marine construction industry can result in reduced profitability or losses on fixed-price contracts. When demand for the Company's diving services decreases, the percentage of fixed-price contracts may increase. Accordingly, the normal negative effects on the Company's operations resulting from decreased demand can be exacerbated by an increased percentage of fixed-price contracts. Moreover, the failure to obtain large projects, delays in the awarding of large projects, the postponement of previously awarded projects or delays in completion of large projects may negatively impact the Company's results of operations and financial condition. See "Business--Customers and Competition."

Effect of Adverse Weather Conditions; Seasonality

   The Company's diving services--both offshore and inland--are often curtailed when adverse weather conditions are present or anticipated. During such periods of curtailed activity, the Company continues to incur operating expenses, but revenues from operations are delayed or reduced. Weather conditions during the winter months are generally adverse and substantially curtail the Company's diving activities in the Gulf of Mexico and, to a lesser but nevertheless substantial extent, in the inland waters of the United States and elsewhere. Winter conditions typically begin in December and continue until April in the Americas Region, although in some years, can begin as early as late September and continue through early May. Although adverse weather is more typical during the winter months, operations can be curtailed by weather conditions at any time, as has happened, for example, during extended periods when hurricanes and tropical depressions are present or expected in the Gulf of Mexico. While pent-up demand for diving services may increase the Company's activities at times during the winter when adverse weather abates, the winter months are generally periods of low demand, as a result of which Company activity levels may remain low even during fair weather periods of the winter months.

Availability and Supply of DSVs

   There has been no significant construction of vessels within the worldwide marine support services industry since the early 1980s. As a result, there is a shortage of both new and used DSVs and vessels convertible into DSVs. Although the Company has been able to purchase and convert four vessels since January 1996, and expects to acquire others in 1998 at costs that it considers favorable, the Company's ability to replace vessels or increase the size of its DSV fleet through the purchase of new, used or converted vessels may be significantly adversely affected by this shortage and any acquisition may be cost prohibitive. Moreover, in 1997, certain companies have either repositioned existing DSVs to the Gulf of Mexico or contracted to construct new DSVs for delivery in 1998 and beyond. These repositioned and new build DSVs will compete directly with the Company's DSV fleet and could adversely affect the Company's revenues and operating margins. The Company expects this trend to continue in 1998.

International Operations

   The Company's international service and product offerings, which started in West Africa in 1992, have continued to expand and play an increasingly important role in Company operations. These international operations including those in the Europe Africa Region and Asia Pacific Region are subject to additional risks, including the Company's relative inexperience in new international markets, financial and political instability, civil unrest, asset seizures or nationalization, currency restrictions, fluctuations and revaluations, import-export restrictions, and tax and other regulatory requirements. There can be no assurance that the Company will not experience material adverse developments with respect to its operations outside the United States; such developments, if they were to occur, could have a material adverse effect on the Company's results of operations and financial condition. See "Business--Subsea and Other Services-- International Services."

Dependence on Key Personnel

   The Company's success depends on the continued active participation of the Company's key officers and operating personnel. The loss of the services of any one of these persons could have a material adverse effect upon the Company. The Company does not hold key-man life insurance policies covering any Company officer, nor does the Company have employment agreements or non-competition agreements with any of its executive officers other than Rodney W. Stanley, the Company's President and Chief Executive Officer and Kevin C. Peterson, the Company's Executive Vice President and Chief Operating Officer. See "Executive Officers of the Registrant."

Regulatory and Environmental Matters

   The Company's DSVs and operations are subject to various types of governmental regulation, including many federal, state and local environmental protection laws and regulations, which are becoming increasingly complex and stringent. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, the Company's operations are affected by laws and regulations, as well as changing taxes and policies, relating to the oil and gas industry generally. Significant fines and penalties may be imposed for non-compliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which are in compliance with all applicable laws at the time such acts were performed. The Company does not believe that compliance with current environmental laws or regulations is likely to have a material adverse effect on the Company's business or financial condition or results of operations. See "Business-Government Regulation."

Competition

   The Company's business is highly competitive. Although some consolidation has occurred in the Americas Region diving services and ROV industry in recent years, the remaining companies aggressively compete for available diving and ROV projects. While the Company believes that customers continue to consider the quality of the supplier's services and equipment, price has become an increasingly more important factor in the selection process. In all of its operations, the Company competes with both large and small companies, and certain of these competitors are larger and have greater financial and other resources than the Company. It is possible that competitors, particularly large, international companies, could relocate vessels, ROVs, other equipment and personnel to the Gulf of Mexico and other areas in which the Company operates with the result that competition could increase and adversely affect the Company's revenues and operating margins. Should the Company's competitors develop and market services or products that are technologically superior to those of the Company, the Company's ability to market its services and products would be significantly impaired. In addition, it is possible for an experienced individual in the industry who has at least minimal contacts with customers and divers to begin a business that could compete successfully with the Company, particularly with respect to smaller, independent customers. See "Business--Subsea Products--Pipeline Connector Products" and "Business-- Customers and Competition."

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


ITEM 2.  PROPERTIES

     Vessels. The Company's offshore diving activities are performed from the Company's 21 DSVs, as well as from structures and vessels owned by others. The DSVs are generally offshore utility and supply vessels that have been converted and equipped to support diving operations for offshore construction, inspection, maintenance, and repair work. All of the Company's vessels are United States-flagged vessels except for the "American Eagle" (Honduran-flagged), the "American Defender," "American Constitution" and the "American Pioneer" (Panamanian-flagged). Eleven of the Company's DSVs are mortgaged as collateral for the Company's bank borrowings. The following table describes the Company's DSVs, all of which are owned by wholly owned subsidiaries of the Company:


                                                             Vessel
                                                             Length   Year
Vessel                Vessel Type              Home Port     (feet)  Acquired
------                -----------              ---------     ------  --------

American Defender      Dynamically            Fourchon, La.    220      1997
                       positioned/ROV and
                       HARDSUIT (TM) ADS
                       support
American Constitution  Four-point anchor      Port of Iberia,  210      1996
                       system/                La.
                       saturation
                       diving/moonpool
American Pioneer       Dynamically            Fourchon, La.    200      1996
                       positioned/ ROV and
                       HARDSUIT (TM) ADS
                       support
American Pride         Four-point anchor      Port Harcourt,   185      1990
                       system                 Nigeria
American Victory       Four-point anchor      Port of Iberia,  166      1993
                       system                 La.
American Star          Four-point anchor      Port of Iberia,  165      1989
                       system/ saturation     La.
                       diving
American Patriot       Four-point anchor      Long Beach, Ca.  165      1994
                       system/40-ton crane
American Triumph       Four-point anchor      Port of Iberia,  165      1996
                       system                 La.
American Independence  Four-point anchor      Port of Iberia,  165      1996
                       system                 La.
American Recovery      Tug/diving support     Port of Iberia,  150      1996
                                              La.
American Eagle         Four-point anchor      Port Harcourt,   150      1986
                       system                 Nigeria
American Spirit        Four-point anchor      Port of Iberia,  130      1994
                       system                 La.
American Liberty       Four-point anchor      Port of Iberia,  125      1990
                       system                 La.
American Diver         Diving support         Port of Iberia,  110      1983
                                              La.
Pipeline Surveyor      Diving support         Port of Iberia,  110      1985
                                              La.
American Scout         Diving support         Port of Iberia,  110      1996
                                              La.
Pipeline Inspector     Diving support         Port of Iberia,  105      1985
                                              La.
Pipeline Diver         Diving support         Port of Iberia,  105      1985
                                              La.
Pipeline Observer      Diving support         Port of Iberia,   95      1990
                                              La.
American Progress      Crewboat/survey        Oxnard, Ca.       65      1994
                       support
American Endeavor      Utility tug/ROV        Oxnard, Ca.       65      1994
                       support

   Ceanic has entered into an agreement to purchase a 240-foot dynamically positioned special service vessel to be named the "Ceanic Legend." The Company expects to consummate the purchase in the third quarter of 1998, subject to the satisfaction of certain conditions precedent customary to transactions of this type.

   The Company manages  its  vessel  fleet  so  as to maintain a competitive presence in each of its targeted market areas and to pursue project opportunities as they arise in each area. The Company frequently evaluates the need to reposition vessels and from time to time does so. The average age of the Company's vessels is approximately 28 years.

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

   The vessels are also equipped with various winches, cranes and other support equipment. Several of the Company's DSVs are equipped with a four-point anchor system that maintains the ship in proper position. The dynamic positioning system of the "American Pioneer" and "American Defender" can, through thrusters coordinated by the vessel's onboard computer system, maintain the vessel on station for an extended period of time without the use of anchors.

   ROVs. The Company's ROVs are submersible, unmanned, remotely controlled vehicles that are powered and operated from a surface platform (a DSV, barge or other platform) by a crew of trained pilots through an umbilical containing electric power and communications cables. At December 31, 1997, the Company owned and operated seven observation ROVs, which are equipped with subsea lights, sonar, video cameras and other equipment that transmit subsea video and other information to their surface operators to support the work of the Company's divers. Also at December 31, 1997, the Company operated five work class ROVs, which are equipped with lights and video equipment as well as manipulators, which permit them to perform tasks in water depths up to 8,200 feet. The Company expects to have approximately 19 ROVs by the end of fiscal 1998. The Company entered into the Perry Tritech Contract in December 1997 to purchase up to ten new generation, deepwater work class ROVs capable of working in water depths up to 10,000 feet. Delivery of six of these ROVs is expected in each quarter of 1998 beginning with the second quarter.

   Facilities. The Company typically leases office facilities to house its administrative staff (other than the Port of Iberia operations base, which it owns), shops equipped for fabrication, testing, repair and maintenance activities, warehouses and yard areas for storage and mobilization of equipment enroute to work sites, and dock facilities for the Company's DSVs. The Company has facilities in California, Louisiana, Ohio, Texas, Canada, Nigeria, Scotland and Australia. The following table describes the Company's primary facilities:


                      Approximate
Location              Square Feet      Primary Use(s)
--------              -----------      --------------

Houston, Texas          26,000            Corporate headquarters
Port of Iberia,
  Louisiana             29,000<F1>         Americas Region headquarters
Perth, Australia         7,400<F2>        Asia Pacific Region headquarters
Aberdeen, Scotland       3,000<F3>        Europe Africa Region headquarters
Houston, Texas          27,240<F4>        Big Inch Marine Systems Division
Oxnard, California      23,000<F5>        Ceanic General Contracting office
Columbus, Ohio           8,600<F6>        Ceanic General Contracting office
Port of  Fourchon,
   Louisiana            22,000<F7>        Americas Region operations
Port Harcourt, Nigeria  13,500<F8>        West Africa diving operations
Vancouver, Canada        4,970<F9>        Ceanic Hardsuits Products Division

<F1>     Includes   approximately   6,000 square   feet   of  office  space,
         23,000 square feet of shop/warehouse space, 23 acres of yard space and 1,800 feet of waterfront access.

<F2>     Includes  approximately  3,130  square feet of office space,  4,270 square feet of warehouse space and 16,860 square feet of yard space.

<F3>     Includes  approximately  3,000  square  feet of office space of and approximately one acre of yard space.

<F4>     Includes   approximately  8,500 square  feet   of   office   space,
         18,740 square feet of shop/warehouse space and 83,160 square feet of yard space and parking.

<F5>     Includes  approximately  10,000 square feet  of  office  space  and
         13,000 square feet of shop/warehouse space.

<F6>     Includes  approximately  3,000 square   feet   of   office   space,
         5,600 square feet of shop/warehouse space and two acres of yard space.

<F7>     Includes 7,000 square feet of office space, 15,000 square feet of storage space, 18 acre tract of land and approximately 1,300 feet of dock frontage approximately 20 feet of clearance for Ceanic's deepwater DSVs.

<F8>     Includes  approximately  3,500 square   feet   of   office   space,
         10,000 square feet of shop/warehouse space and 16,000 square feet of yard space.

<F9>     Includes approximately  2,970 square feet of office space and 2,000 square feet of shop/warehouse space.

   Equipment. The Company owns an extensive inventory of diving equipment, including six saturation diving systems (five of which are operational), eleven HARDSUIT (TM) diving suits (three of which are used for training and demonstration only), compressors, decompression chambers, high pressure water blasters, jet pumps, hydraulic power tools, welding machines, tuggers, underwater video systems, UltrascanTM recordable non-destructive testing systems, and TH-1000 x-ray systems. The Company performs routine maintenance on all of its equipment and generates timely status reports to track use and availability of the Company's equipment.

ITEM 3.  LEGAL PROCEEDINGS

   In November 1996, a large oil and gas company instituted litigation against subsidiaries of the Company in Edinburgh, Scotland seeking damages of approximately $3.0 million, plus interest and costs, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. Prior to installation the product was hydrostatically tested onshore and during the test it did not leak or otherwise malfunction. After installation but before oil or gas flowed through the pipeline under pressure the product was removed and replaced by the customer against the recommendations of the Company's subsidiaries. The product did not leak and no environmental damage is alleged. The Company believes that the product was fully suitable for service and intends to defend the claim vigorously, although no assurance can be given as to the ultimate outcome of the litigation.

   In November 1997, an oilfield service company instituted litigation against the Company in United States Federal Court in New Orleans, Louisiana seeking damages on the basis of allegations that the Company had breached the terms of a time-charter. The plaintiff leased to the Company a jack-up derrick barge which had been reoutfitted by the Company and which foundered and sank on April 27, 1997 while performing a platform abandonment project. The plaintiff alleges the losses incurred as a result of the barge's sinking to be $13.0 million plus interest and costs, of which the Company has paid the plaintiff insurance proceeds of $3.0 million. Plaintiff alleges the losses to be in excess of the insured value of the barge. Plaintiff and Company unsuccessfully attempted to mediate this matter. The Company believes the barge's value was equal to its insured value and intends to defend the claim vigorously, although no assurance can be given as to the ultimate outcome of the litigation.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

      No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information as of the date of this Report with respect to the directors and executive officers of the Company.

Name                 Age         Position
-----                ---         ---------

Rodney W. Stanley    53          Director,  President  and  Chief  Executive
                                 Officer

Kevin C. Peterson    40          Director, Executive Vice President and
                                 Chief Operating Officer

Robert B. Suggs      50          Senior Vice President - Americas Region

Gordon J. Cowe       43          Vice President - Corporate Engineering


Cathy M. Green       32          Vice President-Finance  and Chief Financial
                                 Officer

Quinn J. Hebert      34          Corporate Counsel and Secretary


   Rodney W. Stanley joined the Company on August 1, 1996 as a Director and Senior Vice President - International Operations and became President and Chief Executive Officer of the Company in December 1996. Mr. Stanley has over 34 years of experience in the subsea services industry. From 1995 to May 1996, he served as President and Chief Executive Officer of Hard Suits Inc., which was acquired by the Company in November 1996. From 1986 to 1995, Mr. Stanley was President and Chief Executive Officer of Sonsub, Inc., a leading provider of specialist subsea engineering and heavy work class ROV services, which he founded in 1986. From 1969 to 1984, he held various management positions at Divcon, Inc. and its successor, Oceaneering International, Inc.

   Kevin C. Peterson joined the Company on May 15, 1997 as a Director and Executive Vice President and President - Technologies Group and became
Executive Vice President and Chief Operating Officer in October 1997. Mr. Peterson has over 25 years of experience in the subsea services industry. In 1997, Mr. Peterson served as President and Chief Executive Officer of Perry Tritech, Inc. From 1990 to 1997 when he joined the Company, Mr. Peterson served as President and Chief Executive Officer of Coflexip Stena Offshore Inc. From 1984 to 1990 he served as General Manager for the International Group of Perry Technologies. From 1980 to 1984 Mr. Peterson served as Vice President and General Manager of Jared/Oceaneering in Houston, Texas.

   Robert B. Suggs joined the Company in 1985 as the Company's Vice President - Operations. He became Vice President/General Manager - Offshore Division in 1990 and in 1997, became Senior Vice President - Americas Region. From 1981 to 1985, Mr. Suggs served as Vice President - Diving Services for Sea Con, Inc. In 1975, Mr. Suggs co-founded Sea Dive, Inc., which was sold to Sea Con, Inc. in 1981. He has over 25 years of experience in the diving industry, including six years as a diver. He served in the United States Navy aboard a nuclear submarine from 1966 to 1970.

   Gordon J. Cowe joined the Company in May 1997 as Vice President - Corporate Engineering. Mr. Cowe has corporate responsibility for Ceanic's
Field Development Division, Concrete Products Division and Big Inch Products Division. Mr. Cowe has over 20 years of engineering and project management experience. Prior to joining the Company, Mr. Cowe served as Senior Vice President of Sonsub International Inc., a subsidiary of Saipem, from 1996 until joining the Company in 1997. From 1994 to 1996, Mr. Cowe served as Engineering Manager/Deputy Alliance Manager for Transfield Worley Joint Venture and as Managing Director of Granherne Ltd. Prior to that time, he held various engineering management positions. Mr. Cowe has a BSC Honors Degree in Mechanical Engineering from the University of Strathclyde, Scotland.

   Cathy M. Green joined the Company in 1994 as Corporate Controller. She became Vice President - Finance and Chief Financial Officer in January 1996. Ms. Green has over ten years of experience in the accounting profession. From 1988 to 1994, she was employed by Price Waterhouse LLP, an independent public accounting firm, and served as a manager at such firm from 1992 to 1994. Ms. Green holds a BS degree from the University of New Orleans. She is a Certified Public Accountant.

   Quinn J. Hebert joined the Company in 1993 as Corporate Counsel and Secretary. Mr. Hebert has over ten years of experience in the legal profession. From 1988 to 1993, he was an associate with the law firm of Jones, Walker, Waechter, Poitevent, Carrere & Denegre, L.L.P., New Orleans, Louisiana. Mr. Hebert holds a BA degree from Louisiana State University and a JD degree from Boston College. He is a member of the Louisiana Bar Association.


                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS


   The common stock of the Company is traded on the NASDAQ National Market under the symbol "DIVE". The following table presents high and low bid quotes for the Company's common stock as reported by the NASDAQ National Market System for each quarter.

Quarter Ended:
   March 31, 1996                                  $  8.750  $  6.750
   June 30, 1996                                     11.000     8.125
   September 30, 1996                                11.375     8.125
   December 31, 1996                                 14.125     9.750
Quarter Ended:
   March 31, 1997                                    13.000    10.625
   June 30, 1997                                     12.250     8.750
   September 30, 1997                                19.375    11.875
   December 31, 1997                                  20.75    10.625


   At March 2, 1998, the Company had approximately 3,200 holders of its common stock, including record holders and individual participants in security position listings.

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

                    Selected Consolidated Financial and Other Data
                  (In thousands, except per share and operating data)


                                                    Fiscal Year    Two Months
                                                       Ended         Ended
                                                    December 31,  December 31,   Fiscal Year Ended October
                                                    ------------  ------------   -------------------------
                                                    1997    1996     1995<F1>      1995     1994     1993
                                                    ----    ----     ----          ----     ----     ----
Income Statement Data
  Diving and related revenues                    $132,728  $105,772  $15,486      $88,660 $52,755   $51,023
  Diving and related expenses                      89,204    70,066   10,346       63,180  35,338    30,635
  Selling, general and administrative expenses     27,424    19,486    3,055       19,318  14,222    10,808
  Depreciation and amortization                    11,663     6,815      889        5,064   3,415     2,153
  Operating income (loss)                           4,437     9,405    1,196        1,098    (220)    7,427
  Non-recurring charge<F2>                            ---       ---      ---          ---     ---   (27,301)
  Interest expense                                  1,056     1,246      220        1,377     297       341
  Income (loss) from continuing operations before
    income taxes and minority interest              5,006     8,971      994        (151)    (264)  (20,030)
  Income (loss) from continuing operations          2,231     5,021      574        (329)    (257)  (13,199)
  Loss from discontinued operations                   ---      ---      ---          ---   (1,696)     (638)
  Net income (loss)                                 2,231     5,021      574        (329)  (1,953)  (13,837)
  Earning (loss) per common share:<F3>
    Basic                                             .22       .74      .09        (.05)    (.29)    (2.52)
    Diluted                                           .22       .73      .09        (.05)    (.29)    (2.52)
  Weighted average common shares outstanding<F3>:
    Basic                                          10,166     6,787    6,709       6,709    6,706     5,484
    Diluted                                        10,267     6,836    6,713       6,709    6,706     5,484

Other Data:
    EBITDA<F4>                                    $16,100   $16,220   $2,085      $6,162   $3,195    $9,580
    EBITDA Margin<F4>                                 12%       15%      13%          7%       6%       19%
    Cash flow from operations                      (7,234)   19,642     (297)      1,375    4,423     3,968

Balance Sheet Data
  Working capital                                 $25,588   $12,222  $15,898     $14,067  $14,087   $26,362
  Property, plant and equipment, net               63,318    43,041   25,550      26,079   24,424    14,659
  Total assets                                    134,300    92,907   63,921      69,408   61,607    47,601
  Current portion of long-term debt                 2,163     1,702    1,375       2,000    2,488       121
  Long-term debt, less current portion              8,060     8,459    5,413       5,121    5,443       ---
  Total stockholders' equity                       90,251    45,845   39,555      38,989   39,327    41,099

Operating Data
  Average number of dive crews employed<F5>           249       248      230         239      221       163
  Dive crew days<F6>                               51,419    40,131    5,922      35,869   22,455    25,149
  Number of diving support vessels
     (DSVs) at end of period                           21        20       14          14       15        11
  DSV days <F7>                                     3,895     3,565      443       2,831    2,376     2,227
  DSV utilization<F8>                                  53%       51%      52%         47%      49%       59%

<F1> In  June 1996  the Board of Directors of the Company changed the Company's fiscal year end from
     October 31 to December 31.

<F2> Non-recurring, non-cash incentive compensation  charge  incurred  at the time  of  the  Company's initial public offering, at which  time forfeiture restrictions applicable  to stock previously awarded  to  Company  employees were eliminated.

<F3> The Company  has  adopted Statement of Financial Accounting Standards No. 128 "Earnings  Per  Share."
     Basic  earnings per common share is computed using the weighted average  number  of shares outstanding for the period.  Diluted earnings per common share  is  computed using the weighted average number of shares outstanding  per  common  share  adjusted  for  the incremental shares  attributed  to  outstanding options to purchase  common stock.

<F4> The  Company   calculates  EBITDA  (earnings before  interest,  taxes,  depreciation  and  amortization)
     as operating income plus depreciation  and  amortization.   EBITDA should not be considered as an
     alternative to net income as  an indication  of  the  Company's  operating  performance or as an alternative  to  cash  flow as a better measure  of  liquidity. EBITDA margin represents  EBITDA divided by the Company's total revenues in that period.

<F5> A  dive crew  generally  consists  of  (i) a diver and a tender (diver trainee/assistant) or (ii) one diving supervisor.

<F6> A dive  crew day is one calendar day during which one Company dive crew was  engaged  in an active project, was in transit or was waiting on inclement  weather while under contract.

<F7> A DSV day is one calendar  day  in which one Company  DSV  is  offshore  performing services, in transit  or waiting on inclement weather while under contract.

<F8> DSV utilization is DSV  days  expressed as a percentage of DSV capacity.  DSV capacity is the average number of  DSVs available  for  operation  in  a given period multiplied by the number of days in that period.
     The  Company's  maximum  DSV utilization  is   limited   by   the  seasonality  of  offshore
     operations.   See  "Management's  Discussion  and  Analysis  of Financial  Condition  and  Results  of
     Operations--Results  of Operations."

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

   In June 1996, the Board of Directors of the Company changed the Company's fiscal year end from October 31 to December 31 so as to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry. As a result of this change in year end, the following discussion includes the two fiscal years ended December 31, 1997 and December 31, 1996; the fiscal year ended October 31, 1995 and the two-month transition period ended December 31, 1995.

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

   The Company's results of operations will generally vary from reporting period to reporting period depending in large part on the location and type of work being performed, the mix of the marine services being performed, the season of the year and the job conditions encountered. The diving industry is highly seasonal as a result of the weather conditions that affect the timing of platform and pipeline construction and other diving related activities of oil and gas companies in the Gulf of Mexico, and the activities of the Company's General Contracting Division customers. The winter conditions that are generally present from December through April substantially reduce the work that could otherwise be performed by the Company's dive crews and limit the use of the Company's DSVs stationed in the Gulf of Mexico. Winter weather conditions also adversely affect the inland operations of the Company's General Contracting Division. Although adverse weather conditions occurring from time to time from May through November may also adversely affect vessel use and diving operations, historically a disproportionate amount of the Company's diving services have been performed during this period. The Company expects a higher concentration of its total revenues and net income to be earned during the third (July through September) and fourth (October through December) quarters of its fiscal year compared to the first (January through March) and second (April through June) quarters. The Company expects the winter weather patterns to continue to have an adverse effect on the Company's Gulf of Mexico and General Contracting Division operations.

   In general, large, complex general contracting projects performed by the General Contracting Division and turnkey projects in the Gulf of Mexico are awarded on a fixed price basis. With such projects, contract revenues are recognized on a percentage of completion basis for individual contracts based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. All known or anticipated losses on contracts are fully provided for currently. At December 31, 1997, the Company accounted for 22 contracts (aggregating $4,116,000, or approximately 38%, of unbilled revenue at December 31, 1997) using the percentage of completion method. If the Company continues to expand its operations in the general contracting market and the number of turnkey projects in the Gulf of Mexico awarded to the Company increases, the Company believes that a greater proportion of its general contracting and Gulf of Mexico contracts will be accounted for using the percentage of completion accounting method.

Results of Operations

   The Company analyzes the results of its operations by separating them into five geographic and product markets: (i) Gulf of Mexico diving, vessel and remote intervention technology services ("Americas Region"); (ii) diving and related services performed in Australia and Southeast Asia ("Asia Pacific Region"); (iii) diving and related services performed in Europe and Africa ("Europe Africa Region"); (iv) general contracting and marine construction services off the United States West Coast, inland within the United States and in the coastal waters off Latin America ("General Contracting Division"); and (v) sales and installations of Big Inch Marine Systems products, Hard Suit products and Field Development Division products which include the Tarpon Guyed Monotower and concrete storage barges ("Subsea Products"). The following table sets forth, for the periods indicated, additional information on the operating results of the Company in each of those five markets:

<CAPTION
                                                                    Year Ended    Two Months Ended
                                      Year Ended December 31,         October        December 31,
                                   ------------------------------   ----------    ----------------
                                    1997       1996      1995(1)        1995        1995     1994
                                    ----       ----      ----           ----        -----    ----
                                                      (Unaudited)                         (Unaudited)
                                                 (Dollars in thousands)
Americas Region
 Diving and related revenues      $ 68,339   $ 53,220   $ 49,987     $49,522     $ 9,929    $  9,463
 Diving and related expenses        44,690     36,037     38,118      37,362       6,888       6,087
 Gross profit                       23,649     17,183     11,869      12,160       3,041       3,376
 Gross profit percentage             34.6%      32.3%       23.7%       24.6%       30.6%       35.7%
Asia Pacific Region
 Diving and related revenues      $ 2,798         --         --          --          --          --
 Diving and related expenses        1,766         --         --          --          --          --
 Gross profit                       1,032         --         --          --          --          --
 Gross profit percentage             36.9%        --         --          --          --          --
Europe Africa Region
 Diving and related revenues      $11,798   $  7,837   $  16,653     $17,079     $   924    $  1,350
 Diving and related expenses        7,845      5,490      10,837      11,318         595       1,077
 Gross profit                       3,953      2,347       5,816       5,761         329         273
 Gross profit percentage             33.5%      29.9%       34.9%       33.7%       35.6%       20.2%
General Contracting Division
 Diving and related revenues      $30,583   $  34,097  $  15,180     $14,539     $ 3,909     $ 3,268
 Diving and related expenses       21,955      22,025     10,074      10,114       2,488       2,528
 Gross profit                       8,628      12,072      5,106       4,425       1,421         740
 Gross profit percentage             28.2%       35.4%      33.6%       30.4%       36.4%       22.6%
Subsea Products
 Diving and related revenues      $19,210   $  10,618   $  7,066     $ 7,520     $   724     $ 1,178
 Diving and related expenses       12,948       6,514      4,095       4,386         375         667
 Gross profit                       6,262       4,104      2,971       3,134         349         511
 Gross profit percentage             32.6%       38.7%      42.0%       41.7%       48.2%       43.4%
Total
 Diving and related revenues     $132,728   $ 105,772   $ 88,886     $88,660     $15,486     $15,259
 Diving and related expenses       89,204      70,066     63,124      63,180      10,346      10,359
 Gross profit                      43,524      35,706     25,762      25,480       5,140       4,900
 Gross profit percentage             32.8%       33.8%      29.0%       28.7%       33.2%       32.1%

<F1>  Information for the year ended December 31, 1995 is presented for comparative purposes only.

   For additional information concerning the operations of the Company in geographic areas, see note 12 to the financial statements of the Company included in this Annual Report.

   The  following  table  sets  forth  for  the  periods  indicated certain consolidated income statement data expressed as a percentage of consolidated revenues.


                                         Year Ended              Year            Two Months Ended
                                        December 31,        Ended October 31,      December 31,
                                        ------------        -----------------   ------------------

                                1997       1996     1995<F1>      1995           1995       1994
                                -----      ----     ----          ----           -----      ----
                                                  (Unaudited)                           (Unaudited)
Percentage of consolidated
  revenues:
Selling, general and
  administrative expenses        20.7%      18.4%      22.0%      21.8%          19.7%      18.8%
Depreciation and                  8.8        6.4        5.8        5.7            5.7        5.2
amortization
Operating income                  3.3        8.9        1.2        1.2            7.7        8.0
Income (loss) from continuing
  operations before income
  taxes and minority interest     3.8        8.5        (.3)       (.2)           6.4        7.2
Net income (loss)                 1.7        4.7        (.4)       (.4)           3.7        4.0

<F1> Information for the year ended December 31, 1995 is presented for comparative purposes only.

   In the year ended December 31, 1997, the Company continued to experience significant growth in its operations and related revenues. Factors contributing to the increased activity include the following:

      First, oil and gas industry activities in the Gulf of Mexico have remained strong and have resulted in continued increases in both the demand and the day rates charged for the Company's divers and DSVs. The Company anticipates that this trend will continue as long as supply and demand fundamentals for oil and gas and demand for infrastructure-related projects remain strong in the Gulf of Mexico.

      Second, as a result of its new subsidiaries, the Company experienced revenue growth in its manufacturing of Hardsuit products and Field Development Division concrete storage barges, and its subsea services provided in the Asia Pacific region.

   Although the General Contracting Division continued to have strong activity in 1997, there was a decrease in revenue from 1996 primarily due to the nonrecurring nature of the Chevron platform abandonment project performed off the coast of California in 1996. However, the Company believes it has positioned itself to bid on competitive projects of similar size and scope going forward.

   Finally, the Company experienced a reduction in its revenue from those operations in markets which did not fit into the Company's strategic plan and that were discontinued during 1997. These include diving operations in Kansas City, Kansas and Dubai, United Arab Emirates, and derrick barge services provided by American Marine Construction, Inc.

   During 1997, the Company continued its long-term focus on expansion into deepwater Gulf of Mexico markets and certain international markets by adding strategic assets and key management infrastructure. As a result, both selling, general and administrative expenses and depreciation expense have increased during 1997 adversely affecting short-term profitability but positioning the Company for long-term growth.

Acquisitions and Dispositions

   In November 1996, the Company acquired 97% of the outstanding common stock of HSI, a manufacturer and marketer of one-atmosphere diving suits, through an unsolicited tender offer for a cash purchase price of $11.8 million. The purchase was funded through borrowings on the Company's line of credit, which were repaid subsequent to December 31, 1996 with the proceeds from the secondary offering of the Company's common stock. The transaction was accounted for under the purchase method of accounting. In June 1997 the Company acquired the remaining 3% of the outstanding common stock of HSI at $1.65 per share as a result of which HSI became a wholly owned subsidiary of the Company. The results of operations of HSI are included in the consolidated statement of operations from the acquisition date.

   The following table sets forth certain pro forma combined statement of operations data for the year ended December 31, 1996 and the fiscal year ended October 31, 1995 assuming the HSI acquisition occurred on January 1, 1996 and November 1, 1994, respectively.

                                                     For the Years Ended
                                                December 31,     October 31,
                                                    1996             1995
                                                -----------      -----------
                                                         (Unaudited)
                                                        (in thousands)
Diving and related revenues                   $   110,005      $   102,061
Gross profit                                       36,096           28,426
Selling, general and administrative expense        22,078           23,340
Depreciation and amortization                       9,302            8,433
Operating income (loss)                             4,716          (3,347)
Interest expense                                    2,278            2,533
Net loss                                            (431)          (5,630)
Net loss per share                                  (.06)            (.84)

   These pro forma combined statements of operations reflect both the historical operating losses of HSI and certain pro forma expense adjustments related to the purchase of HSI, including additional interest expense on the borrowings under the Company's line of credit, and additional depreciation and amortization related to tangible and intangible assets acquired. However, as stated above, the Company repaid the debt incurred to purchase HSI with a portion of the proceeds of its secondary offering of common stock and therefore does not anticipate incurring ongoing interest expense directly related to the HSI acquisition.

   During 1997, the Company acquired one vessel, suitable for operations in deeper waters, and certain diving assets to be used in its Gulf of Mexico diving operations. The vessel acquired during 1997 is the "American Defender," a 220-foot class dynamically positioned vessel dedicated to supporting work-class ROVs.

   On June 21, 1997, the Company acquired substantially all of the assets of Contract Diving Services, Pty Ltd., and its affiliates, a subsea services provider based in Perth, Western Australia.

   In October 1997, the Company sold all the issued and outstanding shares of common stock in American Pollution Control Corporation.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Diving and related revenues. The Company's consolidated revenues increased 25%, from $105.8 million for the year ended December 31, 1996 to $132.7 million for the year ended December 31, 1997. The $27.0 million increase is due primarily to (i) the Americas Region's increased Gulf of Mexico diving and vessel activity; (ii) revenue attributable to sales of the Company's new Hardsuit products and Field Development Division concrete storage barges, and operations in its new Asia-Pacific region and (iii) increased activity in West Africa. The increase in revenue was offset by lower overall revenue for the General Contracting Division, primarily as a result of the nonrecurring nature of the Chevron platform abandonment project off the coast of California in 1996, and a reduction in revenue from the American Intrepid, the Company's jack-up derrick barge, which sank in April 1997.

   Diving and related expenses. Diving and related expenses increased 27%, from $70.1 million for the year ended December 31, 1996 to $89.2 million for the year ended December 31, 1997. The $19.1 million increase is due primarily to (i) the Americas Region's increased Gulf of Mexico diving and vessel activity; (ii) sales of the Company's new Hardsuit products and Field Development Division concrete storage barges, and operations in its new Asia Pacific Region and (iii) increased activity in West Africa.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 41%, from $19.5 million for the year ended December 31, 1996 to $27.4 million for the year ended December 31, 1997. The increase was primarily attributable to supporting the operations of the newly acquired Hardsuit Products Division and the Field Development Concrete Storage Division and the Asia Pacific region; supporting increased diving and vessel activity in the Gulf of Mexico; and supporting the Company's long term investment in its new international and deepwater management infrastructure. Selling, general and administrative expenses as a percentage of revenues increased from 18% for the year ended December 31, 1996 to 21% for the year ended December 31, 1997.

   Depreciation and amortization. Depreciation and amortization increased 72%, from $6.8 million for the year ended December 31, 1996 to $11.7 million for the year ended December 31, 1997. The increase includes pretax charges of $1,500,000 related to the reduction in the carrying value of certain HSI identifiable assets and associated goodwill to their expected net realizable value, and approximately $400,000 for the write off goodwill associated with the closure of the Company's Kansas office, both charges being recorded in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). The remaining increase in depreciation and amortization is attributable to the acquisition of HSI and Contract Diving Services, as well as other additions and improvements to the Company's operational and administrative assets.

   Operating income. Although the Company's revenues increased by $27.0 million, the gross profit percentage was slightly lower at 33% compared to 34% in 1996. The most significant factor which resulted in the Company's overall reduced gross profit in 1997 is the nonrecurrence of the General Contracting Division's platform abandonment project for Chevron off the coast of California which was performed in 1996. This division's 1997 gross profit decreased by $3.4 million and resulted in a reduction in the companywide gross profit percentage. In addition to the lower gross profit percentage, both selling, general and administrative expenses and depreciation and amortization expenses increased, as discussed above, such that operating income decreased to $4.4 million as compared to operating income of $9.4 million for the year ended December 31, 1996.

   Other income (expense). For the year ended December 31, 1997, other income (net) of $569,000 was comprised of interest income of $444,000, other income of $587,000, and a gain on the disposal of assets of $594,000, offset by interest expense of $1,056,000. The gain on the disposal of assets was primarily due to the sale of the Company's Lafayette, Louisiana headquarters building. This compares to other expense (net) of $434,000 for the year ended December 31, 1996 which was comprised of interest expense of $1,246,000, which was offset by a net gain on disposal of assets of $708,000, interest income of $57,000 and other income of $47,000.

   Income tax expense. The $1,500,000 charge related to the write-off of HSI's goodwill was a nondeductible charge for income tax purposes and resulted in an overall increase in the Company's effective tax rate to approximately 55% in 1997 as compared to 44% in 1996.

   Net income. As a result of the factors discussed above, the Company recorded net income of $2.2 million or $.22 per share, in the year ended December 31,1997, compared to net income of $5.0 million, or $.74 per share, in the year ended December 31, 1996.

  Year Ended December 31, 1996 Compared to Year Ended October 31, 1995

   Factors affecting the results of operations in the year ended December 31, 1996 as compared to the year ended December 31, 1995 would be substantially the same as those discussed below in the comparison between the year ended December 31, 1996 and the year ended October 31, 1995.

   Diving and related revenues. The Company's consolidated revenues increased 19%, from $88.7 million for the year ended October 31, 1995 to $105.8 million for the year ended December 31, 1996. The $17.1 million increase was due primarily to: (i) increased activity by the General Contracting Division, most of which resulted from the Chevron platform abandonment project off the coast of California; (ii) increased diving and vessel activity in the Gulf of Mexico; (iii) operations of the Company's jack-up derrick barge, which was operational for only a portion of the year ended October 31, 1995; (iv) increased sales of the Company's Big Inch subsea pipeline connector products and (v) revenue from sales of the Company's new Field Development Division concrete storage barge products and Hardsuit products. The increase in revenue was offset by certain revenue decreases attributable to (i) the Company's pipelay/bury barge that was sold on March 1, 1996, (ii) the Europe Africa region, primarily as a result of the non-recurrence of work associated with the installation of a Tarpon Guyed Monotower off the Ivory Coast in 1995, and (iii) decreased demand for the Company's Tarpon Guyed Monotower products.

   Diving and related expenses. The Company's diving and related expenses increased 11%, from $63.1 million for the year ended October 31, 1995 to $70.0 million for the year ended December 31, 1996. The increase of $6.9 million is due primarily to: (i) increased activity by the General
Contracting Division, most of which resulted from the Chevron platform abandonment project off the coast of California; (ii) increased diving and vessel activity in the Gulf of Mexico; (iii) operations of the Company's jack-up derrick barge, which was operational for only a portion of the year ended October 31, 1995; (iv) increased sales of the Company's Big Inch subsea pipeline connector products and (v) sales of the Company's new Field Development Division concrete storage barge products and Hardsuit products. The increase in expense was offset by certain expense decreases attributable to (i) the Company's pipelay/bury barge that was sold on March 1, 1996,
(ii) the Europe Africa region, primarily as a result of non-recurring work associated with the installation of a Tarpon Guyed Monotower off the Ivory Coast in 1995, and (iii) decreased demand for the Company's Tarpon Guyed Monotower products.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased 1%, from $19.3 million for the year ended October 31, 1995 to $19.5 million for the year ended December 31, 1996. The increase was primarily attributable to (i) a $143,000 increase in the selling, general and administrative expenses of the Europe Africa Region primarily as a result of supporting the activities of the operations and sales office in Dubai, which did not have full operations for the entire year of fiscal 1995, (ii) $125,000 in severance paid in connection with companywide personnel layoffs during January 1996 and (iii) other increases necessary to support the increased operations of the Company in 1996. These increases were offset by the effect of cost cutting measures which were put into place in 1995. Selling, general and administrative expenses as a percentage of revenues decreased from 22% for the year ended October 31, 1995 to 18% for the year ended December 31, 1996.

   Depreciation and amortization. Depreciation and amortization increased 35%, from $5.1 million for the year ended October 31, 1995 to $6.8 million for the year ended December 31, 1996. The increase includes a pretax charge of $500,000, $290,000 after tax, attributable to the implementation of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) effective January 1, 1996. The charge is included in depreciation and amortization in the consolidated statement of operations for the year ended December 31, 1996. The remaining increase was attributable to additions and improvements to the Company's operational and administrative assets. Depreciation expense for the Americas Region increased approximately $774,000 due primarily to the addition of new dive support vessels and diving equipment, and depreciation expense for products increased $451,000 due to the acquisition of HSI. Depreciation expense for the other operating groups increased by approximately $519,000 as a result of various improvements and additions to fixed assets. These increases were offset by a reduction in depreciation expense of $493,000 attributable to the sale of the Company's pipelay barge.

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

   Other income (expense). For the year ended December 31, 1996, other expense (net) of $434,000 was comprised of interest expense of $1,246,000, which was offset by a net gain on disposal of assets of $708,000, interest income of $57,000 and other income of $47,000. The net gain on the disposal of assets includes the non-recurring gain on the sale of the pipelay barge offset by losses on the disposal of other fixed assets. This compares to other expense (net) of $1,249,000 in the comparable period of fiscal 1995, which was comprised of interest expense of $1,377,000, and a loss on the disposal of assets of $130,000, offset by other income of $222,000 and interest income of $36,000.

   Net income (loss). As a result of the factors discussed above, the Company recorded net income of $5.0 million, or $.74 per share, in the year ended December 31, 1996, compared to a net loss of $329,000, or ($.05) per share, in the year ended October 31, 1995.

    Two Months Ended December 31, 1995 Compared to Two Months Ended December 31, 1994

   Diving and related revenues. The Company's consolidated revenues increased 1%, from $15.3 million in the two months ended December 31, 1994 to $15.5 million in the two months ended December 31, 1995. The $227,000 increase in revenues was comprised of (i) an increase attributable to increased diving activity by the General Contracting Division; (ii) an increase attributable to the operations of the Company's jack-up derrick barge; (iii) a decrease attributable to the operations of the Company's pipelay/bury barge, which was sold on March 1, 1996; (iv) a decrease attributable to the diving activity in West Africa; and (v) a decrease attributable to decreased subsea products sales.

   Diving and related expenses. The Company's diving and related expenses decreased 1%, from $10.4 million in the two months ended December 31, 1994 to $10.3 million in the two months ended December 31, 1995. The $14,000 decrease in expenses was comprised of (i) an increase attributable to increased diving activity the General Contracting Division; (ii) an increase attributable to the operations of the Company's jack-up derrick barge; (iii) a decrease attributable to the operations of the Company's pipelay/bury barge, which was sold on March 1, 1996; (iv) a decrease attributable to diving activity in West Africa; and (v) a decrease attributable to decreased subsea products sales.

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

   Depreciation and amortization. Depreciation and amortization increased 11%, from $799,000 in the two months ended December 31, 1994 to $889,000 for the two months ended December 31, 1995. The increase was attributable to additions and improvements to the Company's operational and administrative assets primarily in the Americas Region and in West Africa.

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

Liquidity and Capital Resources

   The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, its facilities, its DSVs and diving and related equipment. The Company also incurs expenses for mobilization and project execution throughout the term of its contracts, while collections from customers typically do not occur until approximately 90 to 120 days after completion of the project. The Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt. The Company believes that cash flows from operations and borrowings available under its bank credit facility and other sources will provide sufficient funds to meet its working capital and capital expenditure requirements for 1998.

   The Company's subsidiary, HSI, continued to experience operating losses during fiscal 1997, resulting in increased working capital requirements. Although the Company expects this trend to continue into early 1998, management believes it should eventually be reversed and HSI should generate operating profits through its strategy to (i) utilize HSI technology to support the Company's intervention technologies group, (ii) develop the substantial opportunities the Company believes exist in the military market and (iii) review ways to reduce costs.

   Cash flow from operations. Net cash flows from the Company's operating activities are attributable primarily to cash received from customers, cash paid to suppliers and employees, and income taxes paid. During 1997, net cash used by operating activities was $7.3 million and was due primarily to timing differences in the receipt of cash from its customers and payments to suppliers. The Company generated positive net cash flow from operations for each of the previous two fiscal years with $19.6 million in 1996 and $1.4 million in 1995. The primary factors affecting amounts and timing of cash flows from operating activities are the same as those affecting results of operations discussed above.

   Investing activities. Cash flows from investing activities are primarily related to capital expenditures and acquisitions of businesses. For the year ended December 31, 1997, capital expenditures were $27.3 million which included the purchase of (i) one dynamically positioned vessel, two work-class ROVs, the assets of Contract Diving Services, Pty Ltd., and one HARDSUITTM diving system; (ii) upgrades to existing DSVs and diving equipment; and (iii) acquisition of certain other diving equipment. These expenditures were funded by a combination of borrowings under the line of credit and proceeds of $24 million received from the Company's February 1997 secondary offering of common stock. Management expects that the Company will continue to make capital expenditures for improvements to its existing assets and for acquisitions of assets in support of its growth strategy.

   Financing activities. During February 1997, the Company completed a secondary stock offering of 3,553,315 shares of common stock which provided the Company with net proceeds of approximately $40 million, of which $16 million was used to repay borrowings outstanding under the line of credit agreement. Other cash flows from financing activities are primarily attributable to borrowings and repayments on both the Company's long-term indebtedness and credit facilities. The Company has a $15 million revolving line of credit with a bank at the prime rate (8.50% at December 31, 1997). The line is secured by and limited to certain qualifying accounts receivable and is cross-collateralized by certain of the Company's vessels and equipment. At December 31, 1997, $8.8 million was outstanding under the line of credit agreement. Subsequent to December 31, 1997, the Company received a $10.0 million increase in the line of credit bringing the line of credit to $25 million to facilitate its increased working capital needs. At March 12, 1998, the balance outstanding under the line of credit agreement was approximately $14.0 million.

   The Company also has a long-term note payable to a bank in the amount of $8.1 million at December 31, 1997 at a fixed interest rate of 7.9%. The terms of the note require monthly principal payments of $125,000, plus interest, with a balloon payment of $3.1 million due on May 31, 2001. This debt is secured by eleven DSVs and certain diving equipment.

   In connection with its purchase of certain assets in 1997, the Company entered into a note payable for $1,743,000. The note is non-interest bearing and unsecured. The terms of the note require three annual installments beginning June 21, 1998.

Income Taxes

   The Company conducts operations in various foreign tax jurisdictions including Canada, the United Kingdom, Nigeria, and Australia and anticipates that it will expand its operations into other foreign tax jurisdictions. It is possible that a number of these foreign tax jurisdictions may have corporate income tax rates that exceed the Company's current maximum U.S. corporate income tax rate of 34%. As a result, the Company's operations in these jurisdictions could result in the Company experiencing an overall effective tax rate in excess of the current U.S. tax rate applicable to corporations. See Note 9 to the consolidated financial statements included in this Annual Report for the reconciliation of the statutory federal income tax rate to the Company's effective tax rate.

Impact of the Year 2000

   The Company has assessed and continues  to  assess the impact of the Year
2000 issue on its reporting systems and operations.   The year 2000 is
the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

   The Company had already planned to implement new computer accounting and management information software to increase operational efficiencies and information analysis and, to that end, purchased software and committed to implement the software over the course of early 1998 to mid 1999. The Company believes that, with the implementation of this new software, the Year 2000 issue should be resolved. Although the Company is still assessing the impact of the Year 2000 issue on its other operating systems, at this time the Company believes it will not have a material impact on the Company's financial position or results of operations.

   The Company has not yet initiated formal communications with all of its significant suppliers and vendors to ensure that those parties have appropriate plans to address year 2000 issues where they may otherwise impact the operations of the Company; however, the Company does not have any significant suppliers or vendors that directly interface with the Company's information technology systems. There is no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company.

   New Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, foreign currency gains and losses) in a full set of general purpose financial statements. The Company will implement the statement in 1998 and will, as required, reclassify financial statements for earlier periods presented for comparative purposes. Adoption of the statement is not anticipated to have a material effect on the Company's financial statement presentation.

   Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public companies report information about operating segments in both annual and interim financial statements, as well as establishes standards for disclosures about products and services, geographic areas and major customers. The Company will adopt SFAS 131 in 1998. The Company is currently evaluating the impact of this statement on its financial reporting.

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


                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)Documents filed as part of this report.

         1. Financial Statements.
               (i)   Report of Independent Accountants
               (ii)  Consolidated Balance Sheets
               (iii) Consolidated Statements of Operations
               (iv)  Consolidated  Statements of Changes in Stockholders'
                     Equity
               (v)   Consolidated Statements of Cash Flows
               (vi)  Notes to Consolidated Financial Statements
         2. Financial Statement Schedules.
               All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or notes thereto.

         3. Exhibits: Those exhibits marked with an asterisk ("*") refer to exhibits (or portions thereof in the case of Exhibit 13.1) filed herewith and listed in the Exhibit Index which appears immediately before the first such exhibit; the other exhibits are incorporated herein by reference, as indicated in the following list.

Exhibit No.
------------------------------------------------------------------------------
3.1    Amended and Restated Articles of Incorporation of the Company<F1>.
3.2    By-laws of the Company.<F1>
4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation and By-laws defining the rights of holders of Common Stock.
4.2    Specimen of Common Stock certificate.<F1>
10.1   American Oilfield Divers, Inc. Amended and Restated Compensation
       Plan.<F2>
10.2   American Oilfield Divers, Inc. Non-Employee Director Stock Option
       Plan.<F1>
10.3   American Oilfield Divers, Inc. Profit Sharing and Retirement Plan.<F1>
10.4   American Oilfield Divers, Inc. Employee Stock Option Plan.<F3>
10.5 Second Amended and Restated Loan Agreement, dated April 3, 1996 among American Oilfield Divers, Inc., certain of its subsidiaries and First National Bank of Commerce.<F4>
10.6 Employment Agreement dated August 1, 1996 between American Oilfield Divers, Inc. and Rodney W. Stanley.<F5>
10.7 *Employment Agreement dated May 15, 1997 between American Oilfield Divers, Inc. and Kevin C. Peterson.
10.8 Form of Indemnity Agreement by and between American Oilfield Divers, Inc. and each of Messrs. Yax, Stanley, Peterson, Cowe, Suggs, Green, Hebert, O'Malley and Lasher.<F1>
13.1   *The Company's 1997 Annual Report to Shareholders.
21.    *List of Subsidiaries of the Company.
23.1   *Consent of Price Waterhouse.
24.    *Powers of Attorney.
------------------------------------------------------------------------------
<F1> Indicates  exhibit previously filed with the Securities  and  Exchange
     Commission in the Company's Registration Statement on Form S-1, (Registration No 33-63920), on June 4, 1993, as amended.
<F2> Indicates exhibit  previously  field  with  the  Securities and Exchange
     Commission in the Company's Proxy Statement dated April 1, 1997.
<F3> Indicates  exhibit  previously  filed  with  the Securities and Exchange
     Commission in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.
<F4> Indicates exhibit previously filed with the Securities and Exchange
     Commission in the Company Annual Report on Form 10-K for the year ended December 31, 1996.
<F5> Indicates exhibit previously filed with the Securities and Exchange
     Commission in the Company's Form 8-K dated July 16, 1996.



 (b) Reports on Form 8-K

     During the last quarter of the year ended December 31, 1997, the Company filed the following reports on Form 8-K:


      Date of Report                           Item Reported:
   November 5, 1997 (Form 8-K) Item  5,  "Other Events," announcing the fiscal
                               1997 third quarter earnings and other matters and the award of approximately $10 million in projects.

                                 Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1998

                                          American Oilfield Divers, Inc.


                                          By:   /s/ Rodney W. Stanley
                                               Rodney W. Stanley
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature               Title                          Date


               *
          -------------
           George C. Yax        Chairman of the Board        March 24, 1998


      /s/ Rodney W. Stanley
          -----------------
           Rodney W. Stanley    President and Chief          March 24, 1998
                                Executive Officer and
                                       Director
                              (Principal Executive Officer)


      /s/ Kevin C. Peterson
          -----------------
          Kevin C. Peterson     Executive Vice President      March 24, 1998
                                 Chief Operating Officer
                                    and Director


                *
           -----------------
           William C. O'Malley         Director                March 24, 1998


                 *
           ------------------
           Stephen A. Lasher          Director                 March 24, 1998


      /s/ Cathy M. Green
          -------------------
          Cathy M. Green        Vice President - Finance and    March 24, 1998
                                 Chief Financial Officer
                                 (Principal Financial and
                                   Accounting Officer)


     *By:/s/ Cathy M. Green
      ---------------------
       Cathy M. Green
       Attorney-in-fact

 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


 Index to Financial Statements                Page


Report of Independent Accountants               K-38
Consolidated Balance Sheets                     K-39
Consolidated Statements of Operations           K-40
Consolidated Statements of Changes in
   Stockholders' Equity                         K-41
Consolidated Statements of Cash Flows           K-42
Notes to Consolidated Financial Statements      K-44
Selected Quarterly Financial Data               K-62

                  Report of Independent Accountants


To the Board of Directors and Stockholders of American Oilfield Divers, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of American Oilfield

Divers, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, the two months ended

December 31, 1995 and the year ended October 31, 1995, in conformity with generally accepted accounting principles.  These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material

misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,

assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Houston, Texas
February 19, 1998

AMERICAN OILFIELD DIVERS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

(in thousands)                                            1997       1996


                            Assets

Current assets:
 Cash and cash equivalents                             $   1,407    $ 1,322
 Accounts receivable, net of allowance for doubtful
   accounts of $600 and $500                              32,604     20,095
 Unbilled revenue                                         10,870      5,929
 Other receivables                                         3,225      2,171
 Inventories                                               5,428      4,651
 Prepaid expenses                                          1,752      1,566
                                                       ---------   ---------
   Total current assets                                   55,286     35,734
Property, plant and equipment, net                        63,318     43,041
Intangible and other assets                               15,696     14,132
                                                       ---------   ---------
                                                       $ 134,300  $  92,907
                                                       =========   =========

                         Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                      $   8,379  $   9,609
 Income taxes payable                                        160      1,756
 Short-term borrowings                                     8,808      1,306
 Current portion of long-term debt                         2,163      1,702
 Other liabilities                                        10,188      9,139
                                                       ---------  ---------
   Total current liabilities                              29,698     23,512
Deferred tax liability                                     3,115      2,601
Borrowings under a line of credit agreement,
  long-term portion                                                  12,450
Long-term debt, less current portion                       8,060      8,459
Other liabilities                                          3,176         40
                                                       ---------  ---------
   Total liabilities                                      44,049     47,062
                                                       ---------  ---------
Commitments and contingencies (Note 13)
Stockholders' equity:
 Preferred stock, no par value; 5,000,000 shares
   authorized, none issued
 Common stock, no par value; 30,000,000 shares authorized,
   10,640,760 and 6,879,867 issued and outstanding
   at stated value at December 31, 1997 and 1996           1,824      1,373
 Additional paid-in capital                               84,065     42,059
 Foreign currency translation adjustments                   (380)       (98)
 Retained earnings                                         4,742      2,511
                                                        ---------  ---------
   Total stockholders' equity                             90,251     45,845
                                                        ---------  ---------
                                                       $ 134,300  $  92,907
                                                        =========  =========


The accompanying notes are an integral part of these financial statements.

AMERICAN OILFIELD DIVERS, INC.
Consolidated Statements of Operations
-------------------------------------------------------------------------------
(in thousands, except per share data)


                                                                              Year
                                                        Year ended           Ended       Two months ended
                                                        December 31,       October 31,     December 31,
                                                     -----------------     ----------    ---------------
                                                        1997    1996         1995          1995      1994
                                                                                                   (unaudited)
Diving and related revenues                         $ 132,728  $ 105,772    $ 88,660     $ 15,486  $ 15,259

Costs and expenses:
 Diving and related expenses                           89,204     70,066      63,180       10,346   10,359
 Selling, general and administrative
    expenses                                           27,424     19,486      19,318        3,055    2,873
 Depreciation and amortization                         11,663      6,815       5,064          889      799
                                                      -------    -------      -------      -------  -------
   Total costs and expenses                           128,291     96,367      87,562       14,290   14,031
                                                      -------    -------      -------      -------  -------
Operating income                                        4,437      9,405       1,098        1,196    1,228
                                                      -------    -------      -------      -------  -------
Other income (expense):
 Interest expense                                      (1,056)    (1,246)     (1,377)        (220)    (183)
 Gain (loss) on sale or abandonment
   of property and equipment
   and other assets                                       594        708        (130)           5        1
 Interest income                                          444         57          36            5
 Other, net                                               587         47         222            8       45
                                                      -------    -------      -------      -------  -------
   Total other income (expense)                           569       (434)     (1,249)        (202)    (137)
                                                      -------    -------      -------      -------  -------
Income (loss) before income taxes and
 minority interest                                      5,006      8,971        (151)         994    1,091
Income tax expense                                      2,775      3,950          62          420      480
                                                      -------    -------      -------      -------  -------
Income (loss) before minority interest                  2,231      5,021        (213)         574      611
                                                      -------    -------      -------      -------  -------
Minority interest in earnings
  of subsidiary                                                                 (116)
                                                      --------   -------      --------     -------  -------
Net income (loss)                                   $   2,231    $ 5,021      $ (329)      $  574   $  611
                                                      =======    =======      =======      =======  =======
Earnings (loss) per common share:
 Basic                                              $     .22    $   .74      $ (.05)      $  .09   $  .09
                                                      =======    =======      =======      =======  =======
 Diluted                                            $     .22    $   .73      $ (.05)      $  .09   $  .09
                                                      =======    =======      =======      =======  =======
Weighted average common shares
  outstanding:
 Basic                                                 10,166      6,787       6,709        6,709    6,709
                                                      =======    =======      =======      =======  =======
 Diluted                                               10,267      6,836       6,709        6,713    6,709
                                                      =======    =======      =======      =======  =======

The accompanying notes are an integral part of these financial statements.

AMERICAN OILFIELD DIVERS, INC.
Consolidated Statement of Changes in Stockholders' Equity
------------------------------------------------------------------------------

(in thousands, except share data)                                             Foreign     (Accumulated)
                                              Common stock      Additional    currency      deficit)
                                             ----------------     paid-in    translation    retained
                                             Shares    Amount      Capital   adjustments    earnings      Total

Balance at October 31, 1994                 6,709,497 $  1,360   $  40,837   $   (115)   $   (2,755)    $  39,327

Net effects of translation of
  foreign currency                                                                 (9)                         (9)
Net loss                                                                                       (329)         (329)
                                            ----------  ---------   --------   ---------   -----------    ----------

Balance at October 31, 1995                 6,709,497    1,360      40,837       (124)       (3,084)       38,989

Net effects of translation of
  foreign currency                                                                 (8)                         (8)
Net income                                                                                      574           574

                                            ----------  --------   ---------   ---------   -----------    ---------
Balance at December 31, 1995                6,709,497     1,360      40,837       (132)      (2,510)       39,555

Issuance of common stock
  to purchase certain assets                   71,685         6         594                                   600
Issuance of common stock under
  exercise of stock options                    98,685         7         680                                   687
Net effects of translation of
  foreign currency                                                                   34                        34
Other                                                                   (52)                                  (52)
Net income                                                                                     5,021        5,021
                                            ----------  ---------   ---------   ---------   -----------  ----------
Balance at December 31, 1996                6,879,867      1,373     42,059         (98)       2,511       45,845

Issuance of common stock,
  net of issuance costs                     3,553,315        431     39,689                                40,120
Issuance of common stock
  for asset purchases                          48,193          5        495                                   500
Issuance of common stock under
  exercise of stock options                   159,385         15      1,304                                 1,319
Tax benefit related to employee
  stock option exercises                                                455                                   455
Net effects of translation of
  foreign currency                                                                 (282)                     (282)
Other                                                                    63                                    63
Net income                                                                                       2,231      2,231
                                            ----------  --------   ---------    ---------   -----------  ----------

Balance at December 31, 1997                10,640,760    $1,824    $84,065       $ (380)      $ 4,742    $90,251
                                            ===========  =======  =========    ==========   ============  =========

The accompanying notes are an integral part of these financial statements.


AMERICAN OILFIELD DIVERS, INC.
Consolidated Statement of Cash Flows
------------------------------------------------------------------------------



                                                                           Year
                                                        Year ended        Ended       Two months ended
                                                        December 31,    October 31,     December 31,
                                                     -----------------  ----------    ---------------
                                                         1997    1996      1995        1995      1994
                                                                                             (unaudited)
Cash flows from operating activities:
 Cash received from customers                        $ 114,580 $ 106,620   $ 80,070    $ 19,657 $ 13,125
 Cash paid to suppliers and employees                 (116,446)  (85,548)   (77,285)    (19,137) (13,527)
 Interest paid                                          (1,056)   (1,246)    (1,217)       (220)    (182)
 Income taxes (paid) refunded                           (4,402)     (147)      (167)        (21)      12
 Other cash paid, net                                      (22)      (37)       (26)       (576)    (356)
                                                     ----------- --------- ----------  ---------- --------
   Net cash provided by (used by)
      operating activities                              (7,346)   19,642      1,375        (297)    (928)
                                                     ----------- --------- ----------  ---------- --------
Cash flows from investing activities:
 Decrease (increase) in other assets                    (3,131)      781     (1,551)        (44)     (37)
 Capital expenditures                                  (27,298)  (22,128)    (7,884)       (322)    (315)
 Acquisition of business, net of
   cash received                                                 (12,597)
 Net proceeds from sales of assets                       2,050     6,131      1,541          35
 Proceeds from insurance claims                          1,000       535      1,565
 Proceeds from sale of notes receivable                                       2,762
 Receipt of payments on notes receivable                                        480
                                                     ----------- --------- ----------  ---------- --------
   Net cash used by investing activities               (27,379)  (27,278)    (3,087)       (331)    (352)
                                                     ----------- --------- ----------  ---------- --------
Cash flows from financing activities:
 Repayments of long-term debt and
   short-term borrowings                                (2,819)   (7,708)    (2,810)       (333)    (401)
 Proceeds from long-term borrowings                               10,500      2,000
 Net proceeds (payments) under line of
   credit agreement                                     (3,810)    4,743      2,470         575      950
 Proceeds from issuance of common
   stock, net of issuance costs                         40,120
 Issuance of common stock under
    exercise of options                                  1,319       687
 Other                                                               (52)
                                                     ----------- --------- ----------  ---------- --------
   Net cash provided by financing
     activities                                         34,810     8,170      1,660         242      549
                                                     ----------- --------- ----------  ---------- --------
Net increase (decrease) in cash                             85       534        (52)       (386)    (731)
Cash and cash equivalents at beginning
 of period                                               1,322       788      1,226       1,174    1,226
                                                     ----------- --------- ----------  ---------- --------
Cash and cash equivalents at end of period            $  1,407   $ 1,322   $  1,174     $   788  $   495
                                                     =========== ========= ==========  ========== ========

The accompanying notes are an integral part of these financial statements.

AMERICAN OILFIELD DIVERS, INC.
Consolidated Statement of Cash Flows (Continued)
------------------------------------------------------------------------------

                                                                         Year
                                                        Year ended      Ended    Two months ended
                                                        December 31,  October 31,  December 31,
                                                     ----------------- ---------- ---------------
                                                         1997    1996    1995        1995   1994
                                                                                         (unaudited)
Reconciliation of net income to cash provided
  by operating activities:
 Net income (loss)                                   $  2,231 $  5,021 $  (329)   $  574 $   611
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  (Gain) loss on sale or abandonment of
    property and equipment and other assets              (594)    (708)    130        (5)
  Discount on sale of note receivable                                      159
  Minority interest in earnings
    of subsidiary                                                   26     116
  Depreciation and amortization                        11,663    6,815   5,064       889     799
  Provision for loss on receivables                       658      398     237        80      70
  Receivables written off                                (558)    (278)   (345)              (20)
  Compensation expense on stock options                    63
  Decrease in deferred tax asset                                 1,777     930
  Increase in other liabilities                         1,116
  Increase (decrease) in deferred tax liability           (32)     301
  (Increase) decrease in current assets, net
    of effect of business acquired (Note 2):-
   Accounts receivable                                (12,609)  (6,905) (6,465)   10,775  (1,876)
   Unbilled receivables                                (4,941)   7,754  (1,790)   (6,604)   (151)
   Tax refund receivable                                                   125              (102)
   Other receivables                                   (1,054)     167    (409)     (590)   (400)
   Current deferred tax asset                                             (950)      400     492
   Inventories                                           (777)  (1,845)   (549)      (70)    120
   Prepaid expenses                                      (186)     (47)   (912)      555     (83)
  Increase (decrease) in current liabilities,
    net of the effect of businesses acquired:
   Accounts payable and other liabilities                (730)   5,441   6,363    (6,301)   (388)
   Income taxes payable                                (1,596)   1,725
                                                       -------  ------  -------   ------- -------
    Total adjustments                                  (9,577)  14,621   1,704      (871) (1,539)
                                                       -------  ------  -------   ------- -------
    Net cash provided by (used by)
      operating activities                           $ (7,346) $19,642  $1,375    $ (297) $  (928)
                                                        ======  ======   ======    ======= =======

Supplemental disclosure of noncash activities:-

The Company issued common stock valued at $500,000 in connection with its purchase of certain equipment in 1997. The Company entered into a note payable for $1,743,000 to finance its purchase of certain equipment and related goodwill during 1997. The Company entered into a capital lease obligation of $2,289,427 for the lease of certain equipment in 1997. In two separate transactions, the Company issued common stock valued at approximately $600,000 and entered into a note payable for $1,138,368 in connection with its acquisition of certain diving support vessels and equipment in 1996.

The accompanying notes are an integral part of these financial statements.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statments
December 31, 1997 and 1996
------------------------------------------------------------------------------

1.     Summary of Significant Accounting Policies

The Company
American Oilfield Divers, Inc. (the Company), currently doing business under the tradename "Ceanic", provides subsea services and products including field development services to the offshore oil and gas industry as well as industrial and governmental customers in the U.S. Gulf of Mexico, U.S. West Coast, and certain U.S. inland markets as well as to customers in the Europe Africa and Asia Pacific Regions. Operations in the U.S. Gulf of Mexico represent a significant portion of the Company's business. The Company's primary customers include major and independent oil and gas companies, offshore engineering and construction companies and major pipeline transmission firms.

On June 26, 1996, the Company's Board of Directors resolved to change the Company's fiscal year-end from October 31 to December 31 to enable the Company to report its quarterly and annual results of operations on a comparable basis with other companies in the oil and gas industry.

In February 1997, the Company issued 3,553,315 shares of common stock which provided the Company with net proceeds of $40,120,000 (net of issuance costs of approximately $600,000). The Company used approximately $16 million to repay borrowings outstanding under its line of credit agreement and used the remaining proceeds for general corporate purposes, including working capital requirements and funding of capital expenditures and strategic asset acquisitions.

Principles of Consolidation
The consolidated financial statements include the accounts of American Oilfield Divers, Inc. and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
Revenue is recognized on projects of short duration in the period services are rendered at estimated collectible amounts. Revenue is recognized on fixed price (turnkey) contracts on the percentage of completion method based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on fixed price contracts are made in the period such losses are determined. Unbilled revenue represents revenue attributable to work completed prior to the balance sheet date which has not been billed and work in progress at the balance sheet date which will be billed at the completion of the related contract. All amounts included in unbilled revenue at December 31, 1997 and 1996 are expected to be billed and collected within the current year.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

Diving and related expenses include all the direct labor and benefits, materials unique to or installed in the project, and vessel related expenses, and are charged to operations as incurred. General and administrative expenses are charged to expense as incurred.

Concentrations of Credit Risk
Trade accounts receivable are due from companies of varying size engaged principally in oil and gas activities. The Company reviews the financial condition of customers prior to extending credit and generally does not require collateral.

Inventories
Inventories are valued at the lower of cost or market determined on the first-in, first-out basis.

Intangible and Other Assets
Intangible and other assets include intangible assets, goodwill, patents and trademarks, organization costs and noncompete agreements, which are amortized using the straight-line method over their estimated useful lives, ranging from five to fifteen years. Also included are deferred drydock costs which represent costs incurred for government required recertification of vessels; the costs of which are generally amortized over the recertification period, ranging from three to five years. Amortization expense totaled $4,310,100, $388,110, $369,653 and $138,915 for the years ended
December 31, 1997 and 1996, the year ended October 31, 1995 and the two months ended December 31, 1995.

Property, Plant and Equipment
Property, plant and equipment are carried at cost, reduced by provisions to recognize economic impairment when management determines such impairment has occurred. Depreciation of assets is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life of the asset or the life of the lease. Useful lives range from 5 to 10 years for vessels and surveying equipment; 3 to 10 years for diving and other equipment; 3 to 5 years for transportation equipment; 3 to 10 years for leasehold improvements; 5 years for furniture and fixtures and 30 years for buildings. As the Company has not had any construction projects of significant duration, no interest costs have been capitalized in connection with these projects; however, certain labor and other direct construction costs have been capitalized as part of the assets.

Assets retired or otherwise disposed of are removed from the accounts along with any related depreciation and amortization and the resultant gain or loss is reflected in income. Maintenance and repairs are charged to expense as incurred. Depreciation expense totaled $7,353,214, $6,427,079, $4,694,586 and $749,656 for the years
December 31, 1997 and 1996, the year ended October 31, 1995 and the two months ended December 31, 1995.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statments
December 31, 1997 and 1996
------------------------------------------------------------------------------

Long Lived Assets
In accordance with Statement of Financial Accounting Standards
No. 121 (SFAS 121), "Accounting for Long Lived Assets," the Company reviews long lived assets for impairment whenever circumstances indicate that the carrying amount of long lived assets, certain identifiable intangible assets and goodwill may not be recoverable through future cash flows.

Effective January 1, 1996, the Company recognized a pre-tax charge of $500,000 ($290,000 after tax, or $.04 per share) on certain of the Company's diving assets which are not expected to be fully utilized in operations. This charge is included in depreciation and amortization for the year ended December 31, 1996.

Foreign Currency Translation
The financial statements of subsidiaries outside the U.S., except the Company's Canadian subsidiary, are measured using the local currency as the functional currency. Income statement accounts are translated at average exchange rates during the year and the balance sheet is converted as of the last day of the fiscal year at the current rate of exchange. The resulting translation adjustment is recorded as a separate component of stockholders' equity.

Income Taxes
The Company accounts for income taxes using a liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

Earnings (Loss) Per Common Share
The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," beginning with the year ended December 31, 1997. All prior period earnings per share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental shares attributed to outstanding options to purchase common stock. The reconciliation between the computations is as follows (table amounts in thousands, except per share data):

                       Net    Weighted Average Shares     Earnings Per Share
                     income   --------------------------- ------------------
                     (loss)     Basic  Incremental Diluted   Basic  Diluted

Year ended:
 December 31, 1997   $ 2,231   10,166      101    10,267  $   .22  $  .22
 December 31, 1996     5,021    6,787       49     6,836      .74     .73
 October 31,  1995      (329)   6,709        4     6,709     (.05)   (.05)
Two months ended
  December 31, 1995      574    6,709        4     6,713      .09     .09

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

Incremental shares attributable to assumed exercise of stock options for the year ended October 31, 1995 were excluded from the computation of diluted earnings per share as the effect would be antidilutive.

Stock Compensation
In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation", the Company has elected to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans.

Cash and Cash Equivalents
Cash and cash equivalents include short-term highly liquid investments with maturities at date of purchase of three months or less.

Fair Value of Financial Instruments
The carrying amount of financial instruments, which include cash, receivables, accounts payable and notes payable, approximates fair values at December 31, 1997 and 1996.

Reclassifications
Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Interim Financial Information
The offshore oilfield services industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas industry. As a result, a disproportionate amount of the Company's total revenues and net income is earned during the third (July through September) and fourth (October through December) quarters. Results for interim periods are not necessarily indicative of the results that may be expected for the complete fiscal year.

2.   Business Acquisitions and Dispositions

During 1997, the Company closed its Kansas City, Kansas office, resulting in a write-off of goodwill of approximately $400,000 which is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 1997.

From October 31, 1996 to November 15, 1996, a subsidiary of the Company acquired approximately 97% of the outstanding common stock of Hard Suits Inc. (HSI), a publicly traded company on the Toronto and Vancouver Stock Exchanges, for a cash purchase price of approximately $12.6 million, including transaction costs. The purchase was funded through borrowings on the Company's line of credit, which were repaid subsequent to December 31, 1996 with the proceeds from an offering of the Company's common stock (see Notes 1 and 7). The transaction was accounted for under the purchase method of accounting. The results of operations of HSI are included in the consolidated statement of operations from the acquisition date.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

The purchase price was allocated to the assets of HSI based on estimated fair values as follows (in thousands):

        Current assets                         $ 1,362
        Property, plant and equipment            6,000
        Patents and other intangible assets      8,900
        Goodwill                                 3,888
        Liabilities assumed                     (4,190)
        Deferred tax liability                  (3,300)
                                               -------
                                               $12,660
                                               =======

During the third quarter of 1997, adjustments were made to deferred taxes and property and equipment upon completion of the Company's valuation study (Note 9). The net impact of such adjustments increased goodwill by $1,000,000 and represents the final revision to the purchase price allocation.

In June 1997, the Company acquired the remaining 3% of the outstanding common shares of HSI for $1.65 per share and delisted all shares from both the Toronto and Vancouver Stock Exchanges.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and HSI as if the acquisition occurred on January 1, 1996 and November 1, 1994, respectively. Pro forma adjustments include depreciation and amortization, interest charges on borrowings on the line of credit and tax benefit related to additional interest charges (unaudited, in thousands).

                                              For the years ended
                                           ------------------------
                                           December 31,  October 31,
                                               1996        1995

Diving and related revenues                  $ 110,005   $ 102,061
Net loss                                         (431)     (5,630)
Net loss per share - diluted                     (.06)       (.84)


In addition, the Company had other asset acquisitions and dispositions during 1997, including transactions with related parties (Note 14), that were not individually significant.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statments
December 31, 1997 and 1996
------------------------------------------------------------------------------

3.   Inventories

Inventories consist of the following (in thousands):

                                                    December 31,
                                                    ------------
                                                    1997    1996

Fuel                                               $  224  $  152
Supplies                                            1,197     659
Work in process                                     2,769   2,491
Finished goods                                      1,238   1,349
                                                   ------  ------
                                                   $5,428  $4,651
                                                   ======  ======

4.   Intangible and Other Assets

Intangible and other assets consist of the following (in thousands):

                                                  December 31,
                                                ----------------
                                                 1997      1996

Trademarks and patents                         $  9,827  $  9,991
Goodwill                                          5,328     3,791
Deferred drydock expenses                         3,592     1,791
Other                                             2,265     1,371
                                                 -------  --------
                                                 21,012    16,944
Less - accumulated amortization                  (5,316)   (2,812)
                                                 ------   --------
                                               $ 15,696  $ 14,132
                                                 =======   =======
In connection with a delay in the Company's ability to produce and deliver a HARDSUIT(TM) diving suit capable of working in depths of up to 2,000 feet, the Company reviewed for impairment the carrying amounts of certain long lived assets, identifiable intangible assets and associated goodwill recorded on the books of its Hard Suits Inc. subsidiary and recorded a charge of $1,500,000 in the third quarter of 1997. The charge represents the difference between the carrying amount of certain identifiable intangible assets and associated goodwill and the fair value of such assets determined using a risk adjusted cash flow model. The charge is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 1997.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

5.   Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

                                                   December 31,
                                                -----------------
                                                 1997      1996

Diving and related equipment                   $ 39,384  $ 25,786
Vessels and surveying equipment                  35,799    24,295
Construction in progress                          5,200     4,427
Furniture and fixtures                            4,804     3,978
Building                                          1,967     2,498
Manufacturing and related equipment               1,426     1,310
Land                                              1,085     1,347
Transportation equipment                            705       657
Leasehold improvements                              634       546
Construction equipment                              619       625
                                                 ------    ------
                                                 91,623    65,469

Less - accumulated depreciation and
  amortization                                  (28,305)  (22,428)
                                                 -------   -------
                                               $ 63,318  $ 43,041
                                                 =======   ======

Construction in progress at December 31, 1997 primarily consists of construction of various items of equipment. The total costs to complete the projects have been estimated by management to approximate $25,650,000 and are estimated to be completed at various times through 1999. The estimate to complete includes purchase commitments totaling $8,100,000 at December 31, 1997 (Note 13).

The net book value of assets pledged as collateral to secure the Company's debt (Note 8) was $14,252,471 and $13,645,587 at December 31, 1997 and 1996. Assets under capital leases totaling $2,456,890 were included in property, plant and equipment at December 31, 1997.

6.   Other Liabilities

Other liabilities, current portion, consist of the following (in thousands):

                                                   December 31,
                                                  --------------
                                                  1997      1996

Accrued compensation                           $  2,085   $   993
Workers' compensation liability                   1,044       817
Contract related accruals and other               7,059     7,329
                                               --------   --------
                                               $ 10,188   $ 9,139
                                               ========   ========

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

Included in long-term portion of other liabilities are capital lease obligations totaling $2,019,867. The leases have terms ranging from six months to two years, monthly lease payments ranging from $7,625 per month to $36,330 per month, and have purchase options at the end of the lease terms. As it is the Company's intention to purchase these assets during 1998 with funds obtained through long-term borrowings, and the Company has the ability to obtain the financing, these capital lease obligations have been classified as long-term liabilities as of December 31, 1997.

7.   Short-Term Borrowings

Short-term borrowings consist of the following (in thousands):

                                                              December 31,
                                                              ------------
                                                              1997     1996

Revolving line of credit agreement with a bank; interest
  at a prime rate (8.50% at December 31, 1997) and due
  in monthly installments                                   $  8,808   $12,618

Note payable to a company for purchase of certain
  assets; interest at 6%; unsecured; due on January 3, 1997              1,138
                                                              -------  -------
                                                                8,808   13,756
Less - amount classified as long-term                                  (12,450)
                                                              -------   ------
                                                             $  8,808  $ 1,306
                                                              =======   ======

At December 31, 1996, $12,450,000 of the balance outstanding under the line of credit is classified as long-term as it related to the acquisition of HSI and, at the date of the borrowing, the Company intended to refinance the debt to arrange for a long-term payment schedule. Subsequent to December 31, 1996, the Company repaid all amounts outstanding under the line of credit agreement at that time using the proceeds of an offering of common stock (Note 1). The line is secured by and limited to certain qualifying accounts receivable, is collateralized by certain of the Company's vessels and certain other assets and is subject to certain covenants (Note 8).

Subsequent to December 31, 1997, the revolving line of credit agreement was increased to $25 million with no other change in terms to facilitate the Company's expanded working capital needs. As of March 12, 1998, the balance outstanding under the line of credit agreement was $13,972,311.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

8.   Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                     December 31,
                                                    --------------
                                                    1997      1996

Note payable to a bank, interest
  at 7.90%, monthly principal installments
  of $125 plus interest with a balloon
  payment of $3,125 on May 31, 2001; secured
  by 11  vessels and certain diving equipment   $   8,125 $   9,625

Note payable to shareholders for purchase of
  certain assets; noninterest bearing and
  unsecured; payable in three annual installments
  beginning June 21, 1998, net of
  imputed discount                                  1,743

Various government assistance notes, noninterest
  bearing and unsecured; payable in various
  installments through July 1999                      355       458

Other long-term debt                                             78
                                                  --------- ---------
                                                   10,223    10,161
Less - current portion                             (2,163)   (1,702)
                                                  -------- ----------
                                                $   8,060  $  8,459
                                                  -------- ----------


Aggregate maturities of long-term debt in the fiscal years subsequent to December 31, 1997 are as follows (in thousands):

              1998                 $ 2,163
              1999                   2,389
              2000                   2,046
              2001                   1,500
              2002 and thereafter    2,125
                                   --------
                                   $10,223
                                   --------


The Company's long-term debt and line of credit agreements require the Company to maintain certain financial ratios and a specified amount of equity, include restrictions on capital expenditures and also limit payment or declaration of dividends to an amount not to exceed 15% of average net income for the four previous quarters.


AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

9.   Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

                                                    Two months
                     Year ended      Year ended       ended
                    December 31,     October 31,  December 31,
                   -------------     ----------    ----------
                    1997     1996        1995         1995


Domestic        $  6,040   $10,052     $ (315)      $  994
Foreign           (1,034)   (1,081)       164
                ---------- --------   ---------    ---------
                $  5,006   $ 8,971     $ (151)      $  994
                ---------- --------   ---------    ---------

The provision (benefit) for income taxes attributable to continuing operations is comprised of the following (in thousands):


                                                                  Two months
                                    Year ended      Year ended       ended
                                    December 31,     October 31,  December 31,
                                   -------------     ----------    ----------
                                   1997     1996        1995         1995
Current tax expense:
 Federal                        $  2,552 $  1,120
 State                               235      770       $ 13
 Foreign                                                  69
                                  ------   -------     -------
   Total current tax expense       2,787    1,890         82
Deferred tax (benefit) provision:
 Domestic                            308    2,450        (20)       $ 420
 Foreign                            (320)    (390)
                                  -------  -------     -------      ------
   Total deferred tax (benefit)
     provision                       (12)   2,060        (20)         420
                                  -------  -------     -------      ------
   Total provision for income
     taxes                      $  2,775 $  3,950       $ 62        $ 420
                                  =======  =======     =======      ======

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

A summary of the components of the provision (benefit) for deferred income taxes follows (in thousands):


                                                                  Two months
                                    Year ended      Year ended       ended
                                    December 31,     October 31,  December 31,
                                   -------------     ----------    ----------
                                   1997     1996        1995         1995


Basis difference in depreciable
    assets                         $  798  $  (80)     $ (111)     $   80
Minimum tax credit                 (1,075)   (703)
Recognition of foreign tax loss
  carryforwards                       343
Deferred drydock expenses            (227)     (42)
Impact of tax loss carryforwards     (150)   2,896                    338
Accrued insurance                     177
Other, net                            122      (11)        91           2
                                   -------- --------   -------     -------

   Total provision (benefit) for
      deferred income taxes        $  (12)  $2,060      $ (20)      $ 420
                                  ======== ========   ========     =======

The difference between the taxes provided for continuing operations at the United States statutory rate and the Company's actual tax provision is reconciled below (in thousands):


                                                                  Two months
                                    Year ended      Year ended       ended
                                    December 31,     October 31,  December 31,
                                   -------------     ----------    ----------
                                   1997     1996        1995         1995

Tax provided at United States
   statutory rate                 $ 1,708  $ 3,050   $  (51)        $ 338
Nondeductible goodwill                646       42
State tax expense, net of federal
  benefit                             385      508       13            33
Nondeductible meals and entertainment  89       71      118            20
Foreign tax expense (benefit)         (31)     200
Other, net                            (22)      79      (18)           29
                                   ------- --------  --------      --------
   Total provision for income
      taxes                       $ 2,775  $ 3,950   $   62         $ 420
                                   ======= ========  ========     =========

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

The approximate effect of temporary differences and carryforwards that give rise to deferred tax balances were as follows (in thousands):

                                                  December 31,
                                                 1997      1996

Deferred drydock expense                       $   (664)  $  (437)
Allowance for doubtful accounts                     204       150
Accrued insurance                                   359       182
Other, net                                          105       105
                                               ---------- ---------
Current deferred tax asset                     $      4
                                               ========== =========
Depreciable asset basis differences            $  (5,582) $(6,380)
Federal, state and foreign net operating loss
   carryforwards                                   1,694    2,600
Foreign tax credit carryforwards                    160       163
Minimum tax credit carryforwards                            1,075
Other, net                                          613       (59)
                                               ---------- ---------
Noncurrent deferred tax liability              $ (3,115)  $(2,601)
                                               ========== =========



At December 31, 1997 the Company had state and foreign net operating loss carryforwards (NOLs) of approximately $11,500,000 and $2,800,000, respectively, which can be used to offset future taxable income. Approximately $1,700,000 of the NOLs relate to the Company's Canadian subsidiary, HSI. Such carryforwards, which may provide future tax benefits, expire in 1998 through 2002. Based on the Company's forecast for future earnings, management has determined that future taxable income will more likely than not be sufficient to utilize the NOLs prior to their expiration.

As discussed in Note 2, a reduction of approximately $1,000,000 was made to the deferred tax asset associated with the acquisition of HSI based on the completion of an assessment of the NOL's generated prior to the acquisition.

10.   Stockholders' Equity

Incentive Compensation Plan
Under the 1993 Incentive Compensation Plan, officers and other employees of the Company may be granted stock options, stock awards, restricted stock, performance share awards or cash awards. A total of 500,000 shares of common stock were reserved for issuance under the Plan. In May 1997 the 1993 Incentive Compensation Plan was amended to become the Amended and Restated Incentive Compensation Plan. The amendments, approved by shareholders of the Company in May 1997, included an increase in total shares available for issuance under the Plan and an increase in the minimum exercise price of a stock option granted under the Plan from 85% of fair market value on date of grant to 100% of fair market value on the date of grant along with amendments in several other miscellaneous provisions. Under the current Amended and Restated Compensation Plan, 1,200,000 shares of common stock have been reserved for issuance to officers of the Company and a total of 500,000 shares have been reserved for issuance to nonofficers of the Company. As of December 31, 1997, a total of 1,424,331 options had been granted under the Plan at fair market value prices ranging from $5.67 to $15.56 per share with vesting schedules ranging from three to five years with a ten year term. No compensation expense was recognized in connection with the issuance of these options.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------
Included in total options granted under the Plan are 200,000 options which were granted in 1997 to an officer at an exercise price of $9 per share with a fair market value of $11.50 per share on the date of grant. The options vest over a five year period. Compensation expense of $62,500 was recognized during 1997.

Pursuant to an employment agreement dated July 16, 1996, an officer of the Company was granted 375,000 options to purchase common stock at an exercise price of $8.75 per share which equaled fair market value on the date of grant. The options vested in one-fifth increments over a five year period, contingent upon meeting certain performance goals which were to be established by the Compensation Committee. In April 1997, the Compensation Committee decided to eliminate the performance milestone provision as a vesting requirement and canceled the original grant of 375,000 options granted to the officer to make his salary package consistent with that of other senior executives of the Company. The officer was issued 300,000 options to purchase common stock at an exercise price of $9 per share which equaled fair market value on the date of grant. The shares vest in increments of one-fifth per year beginning
August 1, 1997. No compensation expense was recognized in connection with the issuance of these options.

Director Plan
Under the Director Plan, nonemployee directors automatically receive options to purchase 1,500 shares of common stock upon first becoming a director and annually thereafter on the day following the date of the Company's annual meeting of stockholders. The option exercise price is equal to the fair market value of the common stock on the date of grant. A maximum of 50,000 shares are reserved for issuance under the Plan. As of December 31, 1997, options to purchase 15,000 shares of common stock at prices ranging from $6.625 to $11.625 per share have been granted and are outstanding. The options are immediately exercisable over five years from date of grant. No compensation expense was recognized in connection with the issuance of these options.

Employee Stock Option Plan
The Employee Plan provides for the one-time grant of nonqualified stock options to purchase shares of common stock for employees meeting certain eligibility requirements. A total of 160,000 shares of common stock were reserved for issuance under the Employee Plan and, in September 1993, options for 149,952 shares were granted to certain employees. The fair market value of the common stock on the date of grant was $10.00 per share. The options with respect to one-third of the shares became exercisable on September 21, 1995 at a price of $9.00 per share and have expired as of December 31, 1996. The options with respect to a second one-third of the shares became exercisable on March 21, 1997 at a price of $10.00 per share and must be exercised no later than September 21, 1998 or automatically expire. The options with respect to the final one-third of the shares become exercisable on March 21, 1998 at a price of $10.00 per share and must be exercised no later than September 21, 1998 or automatically expire. No compensation expense was recognized in connection with the issuance of these options.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

Transactions involving stock options are summarized as follows:

                                                                              Weighted
                                                                  Total       Average
                                                                  Stock       Exercise
                                Incentive  Directors  Employee   Options      Price of Options
                                   Plan      Plan       Plan    Outstanding   Outstanding

Balance at October 31, 1994      326,500     6,000    139,341    471,841     $ 8.23

 Granted                           6,000     3,000                 9,000       6.54
 Forfeited                        (6,667)             (18,931)   (25,598)      9.10
                                 --------    ------   -------    -------
Balance at October 31, 1995      325,833     9,000    120,410    455,243       8.15

 Expired                                              (35,515)   (35,515)      9.67
 Forfeited                                             (3,437)    (3,437)      9.67
                                 --------    ------   --------   --------
Balance at December 31, 1995     325,833     9,000     81,458    416,291       8.01

 Granted                           4,000     3,000                 7,000       8.06
 Exercised                       (98,685)                        (98,685)      6.95
 Forfeited                       (23,335)             (13,263)   (36,598)      8.29
                                 --------   ------    --------   --------
Balance at December 31, 1996     207,813    12,000     68,195    288,008       8.41

 Granted:
  Noncompensatory                928,500     3,000               931,500      13.00
  Compensatory                   200,000                         200,000       9.00
                               ----------   ------    --------  ---------
                               1,128,500     3,000             1,131,500      12.25
 Exercised                      (145,980)             (13,405)  (159,385)      8.88
 Forfeited                       (10,667)              (6,096)   (16,763)      8.79
                               -----------  ------    -------- ----------     -----
Balance at December 31,1997    1,179,666    15,000     48,694  1,243,360     $12.84
                               ==========  ========   ======== ==========    ======

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable stock options:


                     Options outstanding            Options exercisable
              ---------------------------------  ------------------------
                         Weighted
                         Average     Weighted                 Weighted
  Range of               remaining   average                  average
  exercise     Number    contractual exercise       Number    exercise
   prices    outstanding    life      price       exercisable  price

$6.50-$9.00    626,166      8.42     $  8.87       124,500   $  8.34
$9.01-$15.56   617,194      9.40       15.21        50,621     10.11
             ----------                            -------
             1,243,360                             175,121
             ==========                            =======

The weighted average fair value of options where the exercise price of common stock equals the market price on the date of grant was $6.88 and $3.93 per option during 1997 and 1996. The weighted average fair value of options where the exercise price does not equal the market price of the stock on the date of grant was $6.89 per option during 1997. The fair value of the options was estimated at the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                    Year ended
                                    December 31,
                                -------------------
                                1997           1996

       Expected Life            5 years      5 years
       Interest rate           6.16%-6.64%     5.6%
       Volatility                 53%           37%
       Dividend                    0             0



Stock-based compensation costs computed in accordance with SFAS 123 would have reduced pretax and net income by $649,000 and $402,000 in 1997 if the fair value of the options granted in the year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant. The pro forma impact during 1997 would have reduced basic and diluted earnings per share by $0.04 in 1997.
The pro forma effect on 1996 was not significant. Pro forma compensation expense based on stock options grants during 1997 and 1996 may not be indicative of the effects on net income and income per share in future years because it does not take into consideration pro forma compensation expense related to grants made prior to the year ended December 31, 1996. There were no stock option grants during the year ended October 31, 1995.

11.  Employee Benefits

Effective January 1, 1989, the Company established a qualified 401(k) profit sharing plan (the Plan) for employees. The Plan provides for a 30% match of employee contributions directed toward the purchase of the Company's common stock and a 10% match for all other contributions up to 15% of gross pay. Such employer contributions vest over a period of 5 years and totaled $271,081 and $116,909 for the years ended December 31, 1997 and 1996, $17,038 for the two months ended December 31, 1995 and $89,795 for the year ended October 31, 1995. Under the terms of the Plan, participants may elect to purchase shares of the Company's common stock on the open market through a broker.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

12.  Business Segment, Geographic Area and Major Customer Information

The Company classifies its operations under one business segment, diving and related revenues. A summary of operations by geographical area follows (in thousands):


                                  Europe             United States                        Consolidated
                                 Africa<F1>   Canada  and other   Corporate   Elimination   Total


Year Ended October 31, 1995
---------------------------
Diving and related revenues    $  18,974               $ 69,686                            $  88,660
Operating income (loss)            2,883                 (1,785)                               1,098
Identifiable assets<F2>           10,354                 56,877     2,177                     69,408


Two Months Ended December 31, 1995
----------------------------------

Diving and related revenues    $     924                $14,562                            $ 15,486
Operating income (loss)             (150)                 1,346                               1,196
Identifiable assets<F2>            7,046                 55,118     1,757                    63,921


Year Ended December 31, 1996
----------------------------

Diving and related revenues     $  7,838    $   532     $97,402                            $105,772
Operating income (loss)           (1,082)      (593)     11,080                               9,405
Identifiable assets<F2>            8,664     18,367      65,876                              92,907


Year Ended December 31, 1997
----------------------------
Diving and related revenues     $ 11,798    $ 3,338    $117,592                            $132,728
Transfer between geographic areas             1,570                             $(1,570)
                                ---------   --------   ---------                ---------  ---------
   Total revenues                 11,798      4,908     117,592                 $(1,570)   $132,728

Operating income (loss)              565     (5,224)      9,096                               4,437
Transfer between geographic areas               706                                (706)
                                ---------   --------   ---------                ---------  ---------
   Total operating income (loss)     565     (4,518)      9,096                    (706)      4,437
Identifiable assets<F2>            9,549     20,169     104,582                             134,300

<F1> Includes the Company's diving and related services provided off the coast of Europe, West Africa, and Dubai, United Arab
     Emirates.

<F2> Identifiable assets are those assets used in the Company's operations in each area. Corporate assets consist of the Company's net deferred tax asset.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

The Company's ten largest customers accounted for $43,193,331 or 33% of the Company's total revenues during the year ended December
31, 1997; $50,559,682 or 44% during the year ended December 31, 1996, $5,591,707 or 65% during the two months ended December 31, 1995 and $40,451,000 or 46% during the year ended October 31, 1995. Of the ten customers, there was one that accounted for more than 10% of the Company's revenues during each of the following periods: $27,343,026 or 24% for the year ended
December 31, 1996; $2,445,311 or 16% for the two months ended December 31, 1995, $12,782,000 or 14% during the year ended
October 31, 1995. No one customer accounted for more than 10% of the Company's revenues during the year ended December 31, 1997.

13.  Commitments and Contingencies

Legal Matters
In November 1996, a large oil and gas company initiated litigation against subsidiaries of the Company in Edinburgh, Scotland seeking damages of approximately U.S. $3,000,000, plus interest and costs, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. Prior to installation the product was hydrostatically tested onshore and during the test it did not leak or otherwise malfunction. After installation but before oil or gas flowed through the pipeline under pressure the product was removed and replaced by the customer against the recommendations of the Company's subsidiaries. The product did not leak and no environmental damage is alleged. The Company believes, at this time, that the product was fully suitable for service and intends to defend itself vigorously against this claim, although no assurance can be given as to the ultimate outcome of the litigation.

In November 1997, an oilfield service company instituted litigation against the Company in United States Federal Court in New Orleans, Louisiana seeking damages on the basis of allegations that the Company had breached the terms of a time-charter contract. The plaintiff leased to the Company a jack-up derrick barge which had been reoutfitted by the Company and which foundered and sank on April 27, 1997 while performing a platform abandonment project. The plaintiff alleges the losses incurred as a result of the barge's sinking to be $13.0 million plus interest and costs, of which the Company had paid the plaintiff insurance proceeds of $3.0 million. The plaintiff alleges the losses to be in excess of the insured value of the barge. The plaintiff and Company unsuccessfully attempted to mediate this matter. The Company believes the barge's value was equal to its insured value and intends to defend the claim vigorously, although no assurance can be given as to the ultimate outcome of the litigation.

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

Insurance
The Company's business involves a higher degree of operational risk, product liability and warranty claims than that found in other industries. Management is of the opinion that it maintains adequate insurance, in line with industry standards, to insure itself against the normal risks of operations.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

Operating Leases
Leases are primarily for buildings and vehicles used in operations and are classified as operating leases. The amount of future minimum rentals for these noncancellable leases with terms in excess of one year are as follows at December 31, 1997 (in thousands):


             1998          $1,290
             1999             968
             2000             827
             2001             338
             2002             214
                           -------
                           $3,637
                           =======


Total rental expense under operating leases was $1,007,000 and $937,919 for the years ended December 31, 1997 and 1996, $1,249,196 for the year ended October 31, 1995 and $153,316 for the two months ended December 31, 1995.

Letters of Credit
In the ordinary course of business, the Company issues letters of credit which may be drawn down upon certain events including the Company's failure to perform under certain contracts. At December 31, 1997, the Company had letters of credit outstanding totaling $427,689 which expire at various times through 1999.

Purchase Commitments
As of December 31, 1997, the Company had entered into purchase commitments totaling $8,100,000 for various operating equipment.
Subsequent to year end, the Company entered into additional purchase commitments totaling $14,000,000.

14.  Related Party Transactions

During 1997, the Company purchased a dynamically positioned vessel for $2,250,000 from a company whose Chairman of the Board, President and Chief Executive Officer also serves as a member of the Board of Directors of American Oilfield Divers, Inc. Also in 1997, the Company sold its environmental services subsidiary, American Pollution Control, Inc., for $275,000 in cash to a company owned by the Company's Chairman of the Board. The Company believes that the prices involved in these transactions, which were negotiated at arm's length, are favorable to the Company.

AMERICAN OILFIELD DIVERS, INC.
Notes to Consolidated Financial Statements
December 31, 1997 and 1996
------------------------------------------------------------------------------

The following table sets forth selected unaudited quarterly financial information:


                                             Quarter ended
                                  ---------------------------------------------
                               March 31,  June 30,   September 30 December 31,
                                   1996       1996       1996        1996

Diving and related revenues    $ 19,228   $ 26,829   $   33,409  $   26,306
Operating income                     25      2,992        5,296       1,092
Net income                          104      1,735        2,851         331
Earnings per share - basic          .02        .26          .42         .05
Earnings per share - diluted        .02        .25          .42         .05




                                              Quarter ended
                          ---------------------------------------------------
                              March 31,  June 30,   September 30   December 31,
                               1997       1997          1997          1997

Diving and related revenues   $ 28,576   $ 28,177   $   37,154  $   38,821
Operating income                   601      2,340          177       1,319
Net income (loss)                  226      1,642        (622)         985
Earnings (loss) per share - basic  .03        .16        (.06)         .09
Earnings (loss) per share -
  diluted                          .03        .16        (.06)         .09

                                            INDEX TO EXHIBITS


Exhibit
Number   Description of Exhibit

3.1    Amended and Restated Articles of Incorporation of the Company<F1>.
3.2    By-laws of the Company.<F1>
4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Amended and Restated Articles of Incorporation and By-laws defining the rights of holders of Common Stock.
4.2    Specimen of Common Stock certificate.<F1>
10.1   American Oilfield Divers, Inc. Amended and Restated Compensation
       Plan.<F2>
10.2   American Oilfield Divers, Inc. Non-Employee Director Stock Option
       Plan.<F1>
10.3   American Oilfield Divers, Inc. Profit Sharing and Retirement Plan.<F1>
10.4   American Oilfield Divers, Inc. Employee Stock Option Plan.<F3>
10.5 Second Amended and Restated Loan Agreement, dated April 3, 1996 among American Oilfield Divers, Inc., certain of its subsidiaries and First National Bank of Commerce.<F4>
10.6 Employment Agreement dated August 1, 1996 between American Oilfield Divers, Inc. and Rodney W. Stanley.<F5>
10.7 *Employment Agreement dated May 15, 1997 between American Oilfield Divers, Inc. and Kevin C. Peterson.
10.8 Form of Indemnity Agreement by and between American Oilfield Divers, Inc. and each of Messrs. Yax, Stanley, Peterson, Cowe, Suggs, Green, Hebert, O'Malley and Lasher.<F1>
13.1   *The Company's 1997 Annual Report to Shareholders.
21.    *List of Subsidiaries of the Company.
23.1   *Consent of Price Waterhouse.
24.    *Powers of Attorney.
------------------------------------------------------------------------------
<F1> Indicates  exhibit previously filed with the Securities  and  Exchange
     Commission in the Company's Registration Statement on Form S-1, (Registration No 33-63920), on June 4, 1993, as amended.
<F2> Indicates exhibit  previously  field  with  the  Securities and Exchange
     Commission in the Company's Proxy Statement dated April 1, 1997.
<F3> Indicates  exhibit  previously  filed  with  the Securities and Exchange
     Commission in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993.
<F4> Indicates exhibit previously filed with the Securities and Exchange
     Commission in the Company Annual Report on Form 10-K for the year ended December 31, 1996.
<F5> Indicates exhibit previously filed with the Securities and Exchange
     Commission in the Company's Form 8-K dated July 16, 1996.