Form 10-Q
period 1998-03-31
AMERICAN OILFIELD DIVERS INC
filed 1998-05-15
CIK 906520

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                         ________________________

                                 FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

( )  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from __________ to __________
                          ________________________

                     Commission File Number:   0-22032
                          ________________________

                           CEANIC CORPORATION

                 (formerly American Oilfield Divers, Inc.)

            (Exact Name of Registrant as Specified in its Charter)

                  Louisiana                       72-0918249
   (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)

                       900 Town & Country Lane
                         Suite 400
                      Houston, Texas  70024
             (Address of Principal Executive Offices)

                          (713) 430-1100
                     (Registrant's telephone number,
                          including area code)

                        ________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No []

At May 13, 1998 there were 10,642,205 shares of common stock, no par value, outstanding.

                            CEANIC CORPORATION

                                   INDEX




Part I.     Condensed Financial Information                        Page

            Item 1. Condensed Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 1998 and December 31, 1997.....................1

            Condensed Consolidated Statements of Income -
            Three Months Ended March 31, 1998 and March 31, 1997.....2

            Condensed Consolidated Statements of Changes
              in Stockholders' Equity -
            Three Months Ended March 31, 1998 and March 31, 1997.....3

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1998 and March 31, 1997.....4

            Notes to Condensed Consolidated Financial Statements.....5

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............8

Part II.    Other Information


            Item 6.  Exhibits and Reports on Form 8-K...............13

            Signatures..............................................14

On May 15, 1998, the shareholders of American Oilfield Divers, Inc. aproved an amendment to the Amended and Restated Articles of Incorporation officially changing the name of American Oilfield Divers, Inc. to Ceanic Corporation.


                      PART I.  FINANCIAL INFORMATION

Item 1.               Condensed Financial Statements.

                            Ceanic Corporation
                     Condensed Consolidated Balance Sheets
                               (in thousands)

                                            March 31, 1998  December 31, 1997
                                            --------------  -----------------
                                                (unaudited)
 ASSETS
 ------

Current assets:
  Cash and cash equivalents                      $    1,231       $  1,407
  Accounts receivable, net of allowance for
    doubtful accounts of $700 and $600               25,894         32,604
  Unbilled revenue                                   19,084         10,870
  Other receivables                                   2,587          3,225
  Inventories                                         6,009          5,428
  Prepaid expenses                                    4,832          1,752
                                                 -----------    -----------
      Total current assets                           59,637         55,286

Property, plant and equipment, net of
 accumulated Depreciation of $30,414 and $28,305     69,301         63,318
Trademarks and patents, net of accumulated
 amortization                                         7,821          8,104
Other assets, net of accumulated amortization         7,086          7,592
                                                 ___________    ___________
                                                   $143,845       $134,300
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                 $  4,610        $  8,379
 Other liabilities                                  15,588          10,348
 Borrowings under a line of credit agreement        15,914           8,808
 Current portion of long-term debt                   2,017           2,163
                                                -----------     ------------
      Total current liabilities                     38,129          29,698

Long-term debt, less current portion                 7,759           8,060
Other liabilities                                    7,293           6,291
                                               ------------     ------------
      Total liabilities                             53,181          44,049

Stockholders' equity:
 Common stock, no par value                          1,824           1,824
 Other stockholders' equity                         88,840          88,427
                                               ------------     ------------
       Total stockholders' equity                   90,664          90,251
                                               ------------     ------------
                                                  $143,845        $134,300
                                               ============    =============
       The accompanying notes are an integral part of these consolidated financial statements.

                         Ceanic Corporation
               Condensed Consolidated Statements of Income
                    (in thousands, except per share data)




                                            Three Months Ended
                                               March 31,
                                          ------------------
(unaudited)                                  1998     1997
                                             -----    ----

Diving and related revenues                 $36,017  $28,576
                                             ------   ------
Costs and expenses:
Diving and related expenses                  24,956   20,322
Selling, general and administrative
 expenses                                     6,518    5,335
Depreciation and amortization                 2,997    2,318
                                             -------  -------
   Total costs and expenses                  34,471   27,975
                                             -------  -------
Operating income                              1,546      601

Other expense, net                             (444)    (205)
                                             -------  -------
Income before income taxes                    1,102      396

Income tax provision                            475      170
                                             -------  -------
Net income                                  $   627   $  226
                                             =======  =======

Earnings per common share:
  Basic                                     $   .06   $  .03
                                             =======  =======
  Diluted                                   $   .06   $  .03
                                             =======  =======
Weighted average common shares outstanding:

  Basic                                      10,641    8,890
                                             =======   ======
  Diluted                                    10,739    8,936
                                             =======   ======

    The accompanying notes are an integral part of these consolidated financial statements.

                           Ceanic Corporation
          Condensed Consolidated Statements of Changes in Stockholders' Equity
                       (in thousands, except share data)



                                                                            Accumulated
                                        Common Stock   Additional              Other
                                       ---------------  Paid-In   Retained  Comprehensive
                                       Shares   Amount  Capital   Earnings   Income(loss)  Total
                                       ------   ------  -------   --------  -------------  -----
Balance at December 31, 1996          6,879,867 $1,373  $42,059    $2,511     $   (98)    $45,845

Issuance of common stock
 in a stock offering                  3,128,315    379   34,871                            35,250

Issuance of common stock
 from underwriter's exercise
 of overallotment option                425,000     52    4,818                             4,870

Issuance of common stock
 under exercise of stock options         35,399      3      323                               326

Comprehensive income:
  Net income                                                          226                     226

Other comprehensive income, net of
  tax foreign currency  translation
  adjustments                                                                    (46)         (46)
                                     --------- ------- -------   ---------    -------   ---------
Comprehensive income                                                  226        (46)         180
                                     ---------- ------- -------   ---------    -------   ----------
Balance at March 31, 1997            10,468,581 $1,807  $82,071   $ 2,737     $ (144)     $86,471
                                     ========== ======= =======   =========   ========   ==========

Balance at December 31, 1997         10,640,760 $1,824  $84,065   $ 4,742     $  (380)    $90,251

Issuance of common stock under
  exercise of stock options                 342               3                                 3
Comprehensive income:
  Net income                                                          627                     627
Other comprehensive income, net
  of tax (foreign currency
  adjustments)                                                                   (217)       (217)
                                     ---------- ------- -------   ---------    -------   ----------
Comprehensive income                                                  627        (217)        410
                                     ---------- ------- -------   ---------    -------   ----------

Balance at March 31, 1998            10,641,102 $1,824  $84,068   $ 5,369     $  (597)    $90,664
                                     ========== ======= =======   =========   ========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                               Ceanic Corporation
                   Condensed Consolidated Statements of Cash Flows
                                 (in thousands)



                                           Three Months Ended
                                                 March 31,
                                            -------------------
                                               1998       1997
                                               ----       ----
(unaudited)


Net cash flows from operating activities:

 Net income                                    627          226
 Non-cash items included in net income
   Depreciation and amortization             2,997        2,318
   Net gain on disposition of assets           (84)          ---
 Other                                      (2,272)      (8,248)
                                            -------      --------

Net cash provided by (used by)
  operating activities                      1,268        (5,704)

Cash flows from investing activities:

 Capital expenditures                      (9,041)      (2,346)
 Proceeds from sale of assets                 558          ---
 Other                                        377         (331)
                                           --------     --------

 Net cash used by investing activities     (8,106)      (2,677)

Cash flows from financing activities:

 Proceeds from issuance of common stock         3       40,446
 Repayments of term debt                     (447)      (1,372)
 Net payments (borrowings) under
  line-of-credit agreement                  7,106      (12,618)
                                           --------    ---------


 Net cash provided by financing activities  6,662       26,456
                                           --------    ---------

 Net increase (decrease) in cash             (176)      18,075

Cash and cash equivalents at
  beginning of period                       1,407        1,322
                                          ---------    ---------
Cash and cash equivalents at end of
  period                                  $ 1,231      $19,397
                                          ==========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                          Ceanic Corporation
            Notes to Condensed Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Principles

The consolidated financial statements include the accounts of Ceanic Corporation and its wholly-owned and majority-owned subsidiaries (the "Company" or "Ceanic"). The Company provides subsea services and products, including field development services to the offshore oil and gas industry, as well as industrial and governmental customers in the U.S. Gulf of Mexico, U.S. West Coast, and certain U.S. inland markets, as well as to customers in the Europe Africa and Asia Pacific Regions. Operations in the U.S. Gulf of Mexico represent a significant portion of
the Company's  business.   The Company's primary customers include major
and  independent  oil  and  gas   companies,  offshore  engineering  and
construction  companies  and  major pipeline  transmission  firms.   All
material intercompany transactions and balances have been eliminated in consolidation.

In February 1997, the Company issued 3,553,315 shares of common stock which provided the Company with net proceeds of approximately $40 million. The Company used approximately $16 million to repay borrowings outstanding under its line of credit and used the remaining proceeds for general corporate purposes, including working capital requirements and funding of capital expenditures and strategic asset acquisitions.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of December 31, 1997, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The unaudited first quarter financial statements contained herein should be read in conjunction with the audited 1997 financial statements.

The unaudited financial statements at, and for the three months ended March 31, 1998 and 1997 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-X. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair statement of the financial position and results of operations have been included.

A reclassification of approximately $500,000 between diving and related expenses and selling, general and administrative expenses was made to the results of operations for the three months ended March 31, 1997 to conform with the 1998 presentation.

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


Note 2 - Inventories

The   major   classes  of  inventories  consist  of  the  following  (in
thousands):                                 March 31,   December 31,
                                               1998          1997
                                              ------        ------
                                           (Unaudited)
Fuel                                          $  182        $  224
Supplies                                       1,393         1,197
Work in Process                                3,677         2,769
Finished Goods                                   757         1,238
                                             ----------   ---------
                                              $6,009        $5,428
                                             ==========   =========



Note 3 - Short-term Borrowing

During the three months ended March 31, 1998, the Company's revolving line of credit agreement with a bank was increased to $25 million with no other changes in terms to facilitate the Company's expanded working capital and capital requirements. The agreement expired on April 30, 1998 and was extended to July 31, 1998.

Note 4 - Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," beginning with the year ended December 31, 1997. All prior period earnings per share data have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding for the period. Diluted earnings per common share is computed using the weighted average number of shares outstanding per common share adjusted for the incremental shares attributed to outstanding options to purchase common stock. The reconciliation between the computations is as follows (table amounts in thousands, except per share data):

                              Weighted Average Shares      Earnings Per Share
                      Net    -------------------------    -------------------
                    Income    Basic Incremental  Diluted   Basic   Diluted

Three months ended:
  March  31, 1998     $627   10,641        98      10,739   $.06    $.06
  March  31, 1997      226    8,890        46       8,936    .03     .03



Note 5 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new requirements for reporting comprehensive income and its components. Adoption of this statement had no impact on the Company's net income or stockholders' equity for the periods presented. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income for the quarters ended March 31, 1998 and 1997 amounted to approximately $410,000 and $180,000, respectively and is a component of stockholders' equity.

Note 6 - Commitments and Contingencies

The Company has commitments for future purchases of capital assets totalling approximately $22 million at March 31, 1998.

Legal Matters

In November 1996, a large oil and gas company instituted litigation against subsidiaries of the Company in Edinburgh, Scotland seeking damages of approximately U.S. $3,000,000, plus interest and costs, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. Prior to installation, the product was hydrostatically tested onshore and during the test it did not leak or otherwise malfunction. After installation but before oil or gas flowed through the pipeline under pressure, the product was  removed and  replaced  by  the  customer  against  the  recommendations  of  the
Company's  subsidiaries.   The product did not leak and no environmental
damage is alleged. The Company believes, at this time, that the product was fully suitable for service and intends to defend itself vigorously against the claim, although no assurance can be given as to the ultimate outcome of the litigation. There has been no material developments in the first quarter ended March 31, 1998.

In November 1997, an oilfield service company instituted litigation against the Company in United States Federal Court in New Orleans, Louisiana seeking damages on the basis of allegations that the Company had breached the terms of a time-charter contract. The plaintiff leased to the Company a jack-up derrick barge which had been reoutfitted by the company and which foundered and sank on April 27, 1997 while performing a platform abandonment project. The plaintiff alleges the losses incurred as a result of the barge's sinking to be $13 million plus interest and costs, of which the Company had paid the plaintiff insurance proceeds of $3 million. The plaintiff alleges the losses to be in excess of the insured value of the barge. The plaintiff and Company unsuccessfully attempted to mediate this matter. The Company believes the barge's value was equal to its insured value and intends to defend the claim vigorously, although no assurance can be given as to the ultimate outcome of the litigation. There has been no material developments in the first quarter ended March 31, 1998.

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

Note 7 - Subsequent Events

Subsequent to March 31, 1998, the Company entered into commitments to charter three dynamically positioned vessels with the first charter beginning in July 1998. Two of the agreements provide purchase options at the end of the charter. Each of the charters is for a three year period with total payments under the charter agreements aggregating
$25 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company's financial condition, results of operations, and liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997.

The following tables set forth, for the periods indicated, additional information on the operating results of the Company in its geographic and product markets:




                                         Three Months Ended March 31, 1998
                               -----------------------------------------------------------------------------------
(Unaudited)                                     (dollars in thousands)

                                     Americas     Pacific Europe Africa   General          Subsea
                                     Region<F1>   Region     Region    Contracting<F2>    Products<F3>    Total
                                     ---------   -------- ------------- -----------     --------------   --------
Diving and related revenues         $19,320       $1,114    $1,700        $7,146            $6,737         $36,017

Diving and related expenes          $12,200       $1,126    $1,512        $6,176            $3,942         $24,956

Gross profit (loss)                 $ 7,120       $  (12)   $  188        $  970            $2,795         $11,061

Gross profit percentage                36.9%        (1.1%)    11.1%         13.6%             41.5%           30.7%


                                         Three Months Ended March 31, 1997
                               -----------------------------------------------------------------------------------
(Unaudited)                                      (dollars in thousands)

                                     Americas     Pacific Europe Africa   General          Subsea
                                     Region<F1>   Region     Region    Contracting<F2>    Products<F3>    Total
                                     ---------   -------- ------------- -----------     --------------   --------
Diving and related revenues         $13,461       $   --    $ 2,841       $ 7,789           $ 4,485        $ 28,576

Diving and related expenses         $10,057       $   --    $ 1,607       $ 6,122           $ 2,536        $ 20,322

Gross profit                        $ 3,404       $   --    $ 1,234       $ 1,667           $ 1,949        $  8,254

Gross profit percentage                25.3%          --       43.4%         21.4%             43.5%           28.9%


<F1> Includes operations in the Company's Americas Region, which encompasses diving, intervention technology, vessel and related services, all of which were performed in the Gulf of Mexico.

<F2> Includes diving and related services in U.S. inland markets, off the U.S.
     West Coast and in Latin America.

<F3> Includes manufacturing and marketing of Big Inch pipeline connectors,
     Tarpon Guyed Monotower and Ceanic Concrete Storage Systems products, and Ceanic Hard Suits Inc. products.


Results of Operations

The Company experienced significant growth in its revenues in the first quarter of 1998 with revenue increasing from $28.6 million in 1997 to $36.0 million in the current quarter. Net income increased from $226,000 in the first quarter of 1997 compared to $627,000 in the current quarter.

The results of operations for the period have begun to reflect the Company's strategy to position itself as a deepwater, high technology
provider  of  innovative  solutions.   Despite  the fact that the  first
quarter is typically the most weather-sensitive, the Americas Region's revenue increased by $5.9 million or 44% over the prior year quarter. This was primarily due to the addition in late 1997 of several new deepwater assets which are generally less weather sensitive and include the American Defender, a 220-foot dynamically positioned (DP) vessel, and several new
remotely operated vehicles  (ROV's).   At the same time, the core diving
and vessels market in the Americas Region produced strong results with increased utilization and day rates for the existing vessel fleet.

The Company's Products Division also achieved strong results in the first quarter of 1998. There was record demand for Big Inch's pipeline connector and repair products. Hard Suits recorded positive operating results with the manufacture of a HARDSUIT(TM) diving suit for the Italian Navy and the
continued  progress  on  U.S.  Navy  contracts.   Finally,  the  Company
completed the fabrication of a Tarpon Guyed Monotower in Indonesia in the first quarter of 1998.

Although the Company experienced strong results of operations in its Americas Region and Subsea products divisions, these results were partially offset by project cost overruns in its General Contracting Division and Asia Pacific region, and by lower than anticipated activity levels and related profit margins in both of these groups as well as the Europe Africa region. However, both the Europe Africa Region and the General Contracting Division have begun to experience increased activity levels in the second quarter of 1998 with the General Contacting Division having a backlog of $24.5 million as of April 30, 1998. Management continues to develop Ceanic's market presence in its international regions, but is currently evaluating the cost structure of operations in those regions in an effort to make them more cost effective.

During the first quarter and second quarters of 1998, the Company has made commitments to add several DP vessels to its fleet over the course of 1998. The Company committed to purchase the Ceanic Legend, a 240-foot DP vessel in the fourth quarter of 1998. The Company also committed to three-year charters of the Ceanic Invincible and the Ceanic Rover, two 234-foot DP vessels. Both charter agreements provide purchase options at the end of
the charter  period.   Finally,  the  Company  entered into a three-year
charter beginning August 1998 for the Kommander 3000, a 313-foot multi-purpose construction vessel.

As the Company has continued its long-term focus on expansion into deepwater Gulf of Mexico markets and certain international markets, the related selling, general and administrative expenses have increased. The Company is now in the process of resizing its international and administrative management infrastructure with a planned completion date of the second quarter of 1998. The Company's targeted annual overhead reduction is $3 million to $4 million.

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

On April 16, 1998, the Company's Chief Financial Officer, Cathy M. Green, resigned her position and Bradley M. Parro was appointed as the Company's new Vice President-Finance and Chief Financial Officer. Parro has approximately 18 years of financial management experience. Parro served as CFO of Perry Tritech, an international subsea robotics manufacturer and subsidiary of Coflexip-Stena for the past seven years. Prior to Perry, Parro served in various financial management capacities with a large telecommunications manufacturer including manager of financial planning and analysis. Parro graduated from the University of Illinois with a Bachelor of Science in Finance and earned an MBA from Loyola University of Chicago.

On May 1, 1998, Rodney W. Stanley resigned as President and Chief Executive Officer and director and Kevin C. Peterson was elected President and Chief Executive Officer; Peterson has been with the Company for approximately one year, serving as its Chief Operating Officer and director. Prior to joining Ceanic, Peterson served in various capacities with the Coflexip-Stena Offshore group, most recently as President and Chief Executive Officer of Coflexip-Stena Offshore USA and Perry Tritech.

During the first quarter of 1998, the Company has benefited from the continued strength of the oil and gas industry, particularly in the Gulf of  Mexico,  and  experienced  strong demand for its subsea services and
related  products  in  the  Gulf of  Mexico.   Based  on  a  variety  of
traditional industry indicators that are currently positive such as generally stong Gulf of Mexico drilling rig count, large number of pipeline construction projects, lease sales and other similar indices, the Company believes that this trend will continue for the remainder of fiscal 1998.


Three Months Ended March 31, 1998 Compared to Three Months Ended March
31, 1997

Total revenues. The Company's consolidated revenues increased $7.4 million, or 26%, from $28.6 million for the three months ended March 31, 1997 to $36.0 million for the current quarter. The increase was primarily attributable to increased demand for services in the Americas Region as a result of the 1997 addition of certain deepwater assets, and increased utilization and day rates for the Company's existing Gulf of Mexico vessel fleet. The Company also experienced increased demand for its subsea products in the first quarter of 1998. These revenue increases were offset by a reduction in activity levels in both the West Africa Region and General Contracting Division for the three months ended March 31, 1998.

Diving and related expenses. The Company's consolidated diving and related expenses increased $4.7 million, or 23%, from $20.3 million for the three months ended March 31, 1997 to $25.0 million for the current three-month period. The increase was primarily attributable to the increased activity levels of the Americas Region and Subsea Products divisions, as discussed above, and the addition of operations in Southeast Asia for the first quarter of 1998.

Selling,  general and administrative  expenses.   Selling,  general  and
administrative expenses increased $1.2 million or 22%, to $6.5 million during the first quarter of 1998, compared to $5.3 million for the same period of 1997. The increase was primarily attributable to the costs of supporting the Company's new international and deepwater management infrastructure. During the first quarter ended March 31, 1998, the Company began classifying certain costs that had previously been presented in selling, general and administrative expenses into direct expenses to better report the nature of the costs. Amounts totalling approximately $500,000 presented in the statement of operations for the three months ended March 31, 1997 have been reclassified to conform with this presentation. During the first quarter of 1998, selling, general and administrative expenses as a percentage of revenues was 18%, slightly lower than the 19% rate for the first quarter of 1997. The Company intends to make targeted reductions in its annual selling, general and administrative expenses beginning in the second quarter of 1998.

Depreciation and amortization. Depreciation and amortization increased $679,000 or 29%, to $3.0 million for the first quarter of 1998, compared to $2.3 million for the first quarter of 1997 primarily due to capital expenditures made in 1997 for ROV's, diving equipment, a dynamically positioned vessel and upgrades to other vessels in the Gulf of Mexico. Depreciation and amortization also increased as a result of assets acquired for the Company's new operation in Southeast Asia and expansion of its Europe Africa region.

Other expense. During the current quarter, other expense (net) of $444,000 was comprised of interest expense of $554,000, partially offset by a gain on the disposal of assets of $84,000 and other income of $26,000. This compares to other expense (net) of $205,000 for the comparable period of 1997, which was comprised of interest expense of $311,000, partially offset by interest income of $14,000 and other income of $92,000.

Net income. As a result of the factors discussed above, the Company recorded net income of $627,000, or $.06 per share (basic) on 10.6 million weighted average common shares for the three months ended March 31, 1998, compared to net income of $226,000, or $.03 per share (basic) on 8.9 million weighted average common shares for the same period of 1997.

Liquidity and Capital Resources

The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, its facilities, its DSVs, diving and related equipment, and other capital equipment. The Company also incurs expenses for mobilization and project execution on an ongoing basis throughout the course of its contracts, while collections from customers typically do not occur until approximately 90 to 120 days after completing the project including the approximately 30 days required to invoice completed projects. The Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt.

The Company has a revolving line of credit agreement with a bank at the prime rate that is limited and secured by eligible accounts receivable up to a maximum borrowing of $25 million. The agreement expired on April 30, 1998 and was extended until July 31, 1998. At May 8, 1998, the balance outstanding under the line was $17.6 million and, based on eligible accounts receivable at that time, the remaining balance available to borrow was $2.8 million.

The Company has a long-term note with a bank at a fixed interest rate of 7.9%. At March 31, 1998 the outstanding principal balance of the note was $7,750,000. The terms of the note require monthly principal payments of $125,000, plus interest, with a balloon payment of $3.1 million due on May 31, 2001. This debt is secured by eleven DSVs and certain diving equipment. Also at March 31, 1998, the Company has various government assistance notes which are non-interest bearing, unsecured and are payable in various installments through July 1999.

During 1998, the Company has made certain commitments, both in terms of capital expenditures as well as long-term charters agreements, for the addition of remotely operated vehicles and four DP vessels that will require significant amounts  of liquidity and capital  resources. The charter agreements call for aggregate payments of $25 million over a three year period and the purchase commitments approximate $22 million at
March 31, 1998.    Although  the Company does not have firm  arrangements
in place at this time for its long-term financing needs, and the existing line of credit facility is in the process of being renewed, the Company believes that it will be able to finalize its overall financing arrangements in the near term and that such financing, coupled with cash flows from operations and other sources, will provide sufficient funds to meets its working capital and capital expenditure requirements for 1998.


Net cash provided by operating activities was $1,268,000 for the three months ended March 31, 1998 compared to $5.7 million used by operating activities for the comparable prior year period. Changes in cash flows from operating activities are primarily due to timing differences in cash received from customers and cash paid to employees and suppliers.

For the most recent three month period, net cash used by investing activities was approximately $8.1 million, which consisted mainly of $9.0 million expended for the acquisition of and improvements to operating assets, partially offset by proceeds of $558,000 received from the disposal of assets and a decrease of $377,000 in other assets. For the same three month period of the prior year, net cash used by investing activities was approximately $2.7 million, which consisted primarily of $2.3 million expended for the acquisition of and improvements to operating assets and $331,000 for other assets.

Cash flows provided by financing activities were approximately $6.7 million for the three months ended March 31, 1998, primarily attributable to net borrowings of $7.1 million on the line of credit agreement offset by repayments of $447,000 on term debt. For the same three months of 1997, cash provided by financing activities of approximately $26.5 million was attributable to proceeds of $40.4 million from issuance of the Company's common stock, offset by payments on term debt of $1.4 million and on the line of credit agreement of $12.7 million.

Impact of the Year 2000

The Company has assessed and continues to assess the impact of the Year 2000 on its reporting systems and operations. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could potentially result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other similar normal business activities.

The Company had already planned to implement new computer accounting and management information software to increase operational efficiencies and information analysis and, to that end, purchased software and committed to implement the software over the course of early 1998 to mid 1999. The Company believes that, with the implementation of this new software, the Year 2000 issue should be generally resolved for the Company's accounting and management systems. The Company believes, at this time, that the cost of the implementation of the new software will not have a material adverse effect on the Company's consolidated financial position or results of operations. Although the Company is still assessing the impact of the Year 2000 issue on its other operating systems, at this time the Company believes it will not have a material impact on the Company's financial position or results of operations.

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

New Accounting Pronouncement

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities," which requires that start-up costs, including organization costs, be expensed as incurred. The Company plans to adopt SOP 98-5 for the year ended December 31, 1999. The Company is currently evaluating the impact of this statement on its financial position and results of operations.


PART II.  OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K.

      (a)Exhibits

        10.1 Third Amended and Restated loan agreement, dated February 11, 1998 among American Oilfield Divers, Inc., certain of its subsidiaries and First National Bank of Commerce.

        27.1  Financial Data Schedule


      (b)Reports on Form 8-K


         Date of Report                 Item Reported:

        February 24, 1998              Item 5 "Other Events" announcing the
                                       fourth  quarter  and  1997 year end
                                       results.



                               SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CEANIC CORPORATION


  Date:  May 15, 1998                      /s/ Bradley M. Parro
                                          -----------------------
                                               Bradley M. Parro
                                          Vice  President - Finance,
                                          and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)