Form 10-K/A
period 1997-12-31
CEANIC CORP
filed 1998-06-30
CIK 906520

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
          For the transition period from __________ to __________

                          ________________________

                     Commission File Number:   0-22032

                          ________________________

                             CEANIC CORPORATION

           (Exact Name of Registrant as Specified in its Charter)

          Louisiana                                72-0918249
 (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
 Incorporation or Organization)

               900 Town & Country Lane, Suite 400     70024
                      Houston, Texas   (Zip Code)
              (Address of Principal Executive Offices)

                          (713) 430-1100
                   (Registrants telephone number,
                          including area code)

                      ________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [x]  No _______

      Indicate by check mark if disclosure of delinquent  filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K report or any amendment hereto.

      Aggregate market value of the voting stock held by non-affiliates (affiliates being, for these purposes only, directors, executive officers, and the holders of more than 5% of the registrant's Common Stock) of the registrant as of December 31, 1997, based upon the closing sale price of the Common Stock on the Nasdaq National Market:
      $96,689,918
      Number  of  shares  of  Common  Stock  outstanding at March  2,  1998:
      10,640,760
                       DOCUMENTS INCORPORATED BY REFERENCE
      None.



      American Oilfield Divers, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K") by filing Exhibit 99.1 (its Annual Report on Form 11-K pursuant to Section 15(d)) thereto.


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

                                             AMERICAN OILFIELD DIVERS, INC.


                                                   /s/ Bradley M. Parro
                                                     Bradley M. Parro
                                               Chief Financial Officer and
                                                 Chief Accounting Officer


Date:  June 30, 1998



                               EXHIBIT INDEX




Exhibit No.             Description

99.1              Annual Report on Form 11-K