Form 10-Q
period 1998-06-30
CEANIC CORP
filed 1998-08-14
CIK 906520

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                          ________________________


                                 FORM 10-Q

  (X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                for the quarterly period ended June 30, 1998

 (   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
          For the transition period from __________ to __________

                          ________________________

                     Commission File Number:   0-22032

                          ________________________

                             CEANIC CORPORATION

                 (Formerly American Oilfield Divers, Inc.)

           (Exact Name of Registrant as Specified in its Charter)

            Louisiana                      72-0918249
(State or Other Jurisdiction of    (I.R.S. Employer Identification Number)
  Incorporation or Organization)

                             900 Town & Country Lane
                               Suite 400    77024
                                Houston, Texas
                   (Address of Principal Executive Offices) (Zip Code)

                                  (713) 430-1100
                             (Registrant's telephone number,
                               including area code)

                             ________________________

      Indicate  by  check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13(b) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
       the past 90 days.  Yes  [x]   No _____

        At August 13, 1998 there were 10,690,893 shares of common stock, no par value, outstanding.

                                CEANIC CORPORATION

                                       INDEX




Part I. Financial Information Page

        Item 1. Condensed Financial Statements

        Condensed Consolidated Balance Sheets -

           June 30, 1998 and December 31, 1997.......................... 1

        Condensed Consolidated Statements of Income -

           Three and Six Months Ended June 30, 1998 and June 30, 1997... 2

        Condensed Consolidated Statements of Changes in Stockholders'
          Equity -

           Six Months Ended June 30, 1998 and June 30, 1997............. 3

        Condensed Consolidated Statements of Cash Flows -

           Three and Six Months Ended June 30, 1998 and June 30, 1997... 4

            Notes to Condensed Consolidated Financial Information....... 5

        Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................... 8

    Part II. Other Information

        Item 6.  Exhibits and Reports on Form 8-K....................... 15

        Signatures...................................................... 16

                      PART I.  FINANCIAL INFORMATION

Item 1.                    Financial Statements.

                             Ceanic Corporation
                   Condensed Consolidated Balance Sheets
                               (in thousands)


                                                   June 30, 1998       December 31, 1997
                                                   -------------       -----------------
                                                    (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $    1,997           $  1,407
  Accounts receivable, net of allowance for
    doubtful accounts of $757 and $600                  35,668             32,604
  Unbilled revenue                                      19,644             10,870
  Other receivables                                      2,371              3,225
  Inventories                                            7,321              5,428
  Prepaid expenses                                       5,794              1,752
                                                    ------------        -----------
    Total current assets                                72,795             55,286

Property, plant and equipment, net of
accumulated depreciation of $30,414 and $28,305         75,701             63,318
Trademarks and patents, net of accumulated
   amortization                                          7,570              8,104
Other assets, net of accumulated amortization            6,849              7,592
                                                    ------------       -------------
                                                      $162,915           $134,300
                                                    ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  9,086           $  8,379
  Other liabilities                                     29,258             10,348
  Borrowings under a line of credit agreement           18,017              8,808
  Current portion of long-term debt                      2,028              2,163
                                                     -----------        ------------
    Total current liabilities                           58,389             29,698

Long-term debt, less current portion                     7,252              8,060
Other liabilities                                        6,016              6,291
                                                     -----------        ------------
    Total liabilities                                   71,657             44,049

Stockholders' equity:
  Common stock, no par value                             1,828              1,824
  Other stockholders' equity                            89,430             88,427
                                                     -----------        ------------
    Total stockholders' equity                          91,258             90,251
                                                     -----------        ------------
                                                      $162,915           $134,300
                                                     ===========        ============

The accompanying notes are an integral part of these consolidated financial statements.

                             Ceanic Corporation
                Condensed Consolidated Statements of Income
                   (in thousands, except per share data)



                                      Three Months Ended   Six Months
                                            June 30,      Ended June 30,
                                      ------------------ ---------------
(unaudited)                            1998       1997      1998   1997
                                       ----       -----     ----  -----
Diving and related revenues          $41,728    $28,177  $77,745 $56,753
                                     -------    -------  ------- -------
Costs and expenses:
Diving and related expenses           28,288     17,797   53,244  38,119
Selling, general and administrative    7,247      5,782   13,765  11,117
expenses
Depreciation and amortization          3,078      2,258    6,075   4,576
Restructuring charges                  1,071          -    1,071       -
                                     -------    -------  -------  ------
   Total costs and expenses           39,684     25,837   74,155  53,812
                                     -------    -------  -------  ------

Operating income                       2,044      2,340    3,590   2,941
Other income (expense), net             (23)        537     (467)    332
Income before income taxes             2,021      2,877    3,123   3,273
Income tax provision                     875      1,235    1,350   1,405
                                     -------    -------   ------   -----
Net income                            $1,146     $1,642   $1,773  $1,868
                                     =======    =======   ======  ======
Earnings per common share:
 Basic                                 $ .11      $ .16    $ .17   $ .19
                                     =======    =======   ======  ======
 Diluted                               $ .11      $ .16    $ .17   $ .19
                                     =======    =======   ======  ======
Weighted average common shares
outstanding:
 Basic                                10,646     10,516   10,643   9,707
                                     =======    =======   ======   =====
 Diluted                              10,756     10,524   10,720   9,735
                                     =======    ========  ======   =====


The accompanying notes are an integral part of these consolidated financial statements.

                             Ceanic Corporation
    Condensed Consolidated Statements of Changes in Stockholders' Equity
                     (in thousands, except share data)


                                                                        Accumulated
                                  Common Stock    Additional               Other
                                 ----------------   Paid-In  Retained  Comprehensive
                                 Shares    Amount   Capital  Earnings   Income(Loss) Total
                                 ------    ------   -------  --------  ------------- -----
Balance at December 31, 1996    6,879,867  $1,373   $42,059   $2,511    $   (98)   $45,845

Issuance of common stock
  in a stock offering           3,128,315     379    34,871                         35,250
Issuance of common
stock from underwriter's
  exercise of overallotment
  option                          425,000      52     4,818                          4,870
Issuance of common
stock under exercise of
  stock                            50,065       4       410                            414
Issuance of common
 stock for asset purchases         48,193       5       495                            500

Comprehensive income:
  Net income                                                   1,868                 1,868
  Other comprehensive
   income, net of tax
   (foreign currency
    translation adjustments                                                 (64)      (64)
                                ---------    ------  ------- ---------    ---------  -------
Comprehensive income                                           1,868         (64)     1,804
                                ---------    ------  ------- ---------    ---------  -------
Balance at June 30, 1997       10,531,440   $1,813   $82,653  $4,379      $ (162 )  $88,683
                               ==========   =======  ======= =========    ========= ========

Balance at December 31, 1997   10,640,760   $1,824   $84,065  $4,742      $ (380)   $90,251

Issuance of common stock under
  exercise of stock options        35,383        4       393                            397

Compensation expense related
  to employee stock options                               50                             50

Comprehensive income:
 Net income                                                    1,773                  1,773
Other comprehensive
 income, net of tax
 (foreign currency translation
  adjustments)                                                            (1,213)    (1,213)
                               ----------   --------- -------- -------  ----------- --------
Comprehensive income                                           1,773      (1,213)       560
                               ----------   --------- -------- -------  ----------- --------
Balance at June 30,1998        10,676,143   $ 1,828   $84,508 $6,515    $ (1,593)   $91,258
                               ==========  ========== ======== =======  =========== ========

The accompanying notes are an integral part of these consolidated financial statements.

                             Ceanic Corporation
              Condensed Consolidated Statements of Cash Flows
                               (in thousands)


                                  Three Months Ended      Six Months Ended
                                      June 30,                 June 30,
                                  ------------------     -----------------
                                    1998       1997        1998      1997
(unaudited)
Net cash flows from operating
activities:
  Net income                    $  1,146    $  1,642      $1,773     $1,868
  Non-cash items included in
   net income:
  Depreciation and amortization    3,078       2,258       6,075      4,576
  Net loss (gain) on
  disposition of assets             (362)        470        (446)       470
  Other                            3,333        (488)      1,061     (8,736)
                                ----------  ----------   ---------  ---------
   Net cash provided by
    (used by) operating
    activities                     7,195       3,882       8,463     (1,822)

Cash flows from investing
activities:
  Capital expenditures            (9,145)    (11,317)    (18,186)   (13,663)
  Proceeds from sale of assets       481       2,358       1,039      2,358
  Other                              236        (804)        613     (1,135)
                                 ---------  -----------  ---------  ---------
    Net cash used by investing
      activities                  (8,428)     (9,763)    (16,534)   (12,440)

Cash flows from financing
activities:
  Proceeds from issuance of
    common stock                     393          86         396     40,532
  Repayments of term debt           (496)       (483)       (943)    (1,855)
  Net payments (borrowings)
  under line-of-credit
  agreement                        2,102         (--)       9,208    (12,618)
                                 ---------  ----------  ---------- ----------
  Net cash provided by (used
  by) financing activities         1,999        (397)       8,661     26,059
                                 --------   ----------  ---------- ----------
Net increase (decrease) in
  cash                               766      (6,278)         590     11,797

 Cash and cash equivalents at
 beginning of period              1,231       19,397        1,407      1,322
                                 -------    ----------  ---------- ----------
Cash and cash equivalents at
end of period                   $ 1,997     $ 13,119     $  1,997    $13,119
                                 =======    =========   ========== ==========


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

On June 26, 1998, the Company entered into a definitive merger agreement with Stolt Comex Seaway S.A. ("Stolt Comex") pursuant to which Stolt Comex will acquire all of the outstanding common stock of Ceanic for $20.00 per share in cash. The merger agreement is subject to approval by Ceanic's shareholders and other conditions customary to transactions of this type. The special shareholder meeting to consider and approve the merger is scheduled for August 17, 1998 and Ceanic expects the transaction to close promptly thereafter.

A description of the organization and operations of the Company, the significant accounting policies followed, and the financial condition and results of operations as of December 31, 1997, are contained in the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The unaudited second quarter financial statements contained herein should be read in conjunction with the audited 1997 financial statements.

The unaudited financial statements at, and for the three and six months ended June 30, 1998 and 1997 and the notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 for Regulation S-X. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair statement of the financial position and results of operations have been included.

A reclassification of approximately $500,000 and $1,000,000 of selling, general and administrative expenses to diving and related expenses was made to the results of operations for the three and six months ended June 30, 1997 respectively, to conform the classification of such expenses to the 1998 presentation.

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


Note 2 - Inventories

The major classes of inventories consist of the following (in thousands):

                                                   June 30,  December 31,
                                                     1998         1997
                                                   --------  ------------
                                                  (Unaudited)

Fuel                                               $  213         $  224
Supplies                                            1,491          1,197
Work in Process                                     4,882          2,769
Finished Goods                                        735          1,238
                                                   -------       -------
                                                   $7,321         $5,428
                                                   =======       =======

Note  3  -  Borrowings Under a Line of Credit Agreement

During the six months ended June 30, 1998, the Company's revolving line of credit agreement with a bank was increased to $25 million with no other changes in terms to facilitate the Company's expanded working capital and capital requirements. The agreement expired on April 30, 1998, was extended to July 31, 1998 and was subsequently extended to October 31, 1998.

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


                                 Weighted Average Shares    Earnings Per Share
                     Net      ----------------------------- ---------------
                    income    Basic    Incremental Diluted  Basic   Diluted
Three months ended:
  June 30, 1998     $1,146    10,646        110   10,756    $.11     $.11
  June 30, 1997     $1,642    10,516          8   10,524     .16      .16

Six month ended:
  June 30, 1998     $1,773    10,643         77   10,720    $.17     $.17
  June 30, 1997     $1,868     9,707         28    9,735    $.19     $.19



Note 5 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new requirements for reporting comprehensive income and its components. Adoption of this statement had no impact on the Company's net income or stockholders' equity for the periods presented. SFAS 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income for the six months ended June 30, 1998 and 1997 amounted to approximately $560,000 and $1,804,000, respectively, and is included as a component of stockholders equity.

Note 6 - Commitments and Contingencies

The Company has commitments for future purchases of capital assets totaling approximately $22 million at June 30, 1998.

During the second quarter ended June 30, 1998, the Company entered into commitments to charter three dynamically positioned vessels with the first charter beginning in August 1998. Two of the agreements provide purchase options at the end of the charter. Each of the charters is for a three year period with total payments under the charter agreements aggregating $25 million.


Legal Matters

In November 1996, a large oil and gas company instituted litigation against subsidiaries of the Company in Edinburgh, Scotland seeking damages of approximately U.S. $3,000,000, plus interest and costs, on the basis of allegations that a product supplied by the subsidiaries exhibited design faults upon installation in a North Sea pipeline. Prior to installation, the product was hydrostatically tested onshore and during the test it did not leak or otherwise malfunction. After installation but before oil or gas flowed through the pipeline under pressure, the product was removed and replaced by the customer against the recommendations of the Company's subsidiaries. The product did not leak and no environmental damage is alleged. The Company believes, at this time, that the product was fully suitable for service and intends to defend itself vigorously against the claim, although no assurance can be given as to the ultimate outcome of the litigation. There have been no material developments in the second quarter ended June 30, 1998.

In November 1997, an oilfield service company instituted litigation against the Company in United States Federal Court in New Orleans, Louisiana seeking damages on the basis of allegations that the Company had breached the terms of a time-charter contract. The plaintiff leased to the Company a jack-up derrick barge which had been reoutfitted by the company and which foundered and sank on April 27, 1997 while performing a platform abandonment project. The plaintiff alleges the losses incurred as a result of the barge's sinking to be $13 million plus interest and costs, of which the Company had paid the plaintiff insurance proceeds of $3 million. The plaintiff alleges the losses to be in excess of the insured value of the barge. The plaintiff and Company unsuccessfully attempted to mediate this matter. The Company believes the barge's value was equal to its insured value and intends to defend the claim vigorously, although no assurance can be given as to the ultimate outcome of the litigation. There have been no material developments in the second quarter ended June 30, 1998.

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

Note 7 - Subsequent Event

On July 13, 1998, the Company entered into a loan agreement with Stolt Comex for $15,000,000 to fund the Company's working capital needs and capital expenditure requirements. The terms of the loan call for LIBOR plus 2.75%, and repayment of the loan on October 12, 1998. The repayment of the loan is secured by mortgages on two vessels and four remotely operated vehicles.

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

On June 26, 1998, the Company entered into a definitive merger agreement with Stolt Comex Seaway S.A. pursuant to which Stolt Comex Seaway will acquire all of the outstanding common stock of Ceanic for $20.00 per share
in  cash (the "SCS Acquisition").   The  merger  agreement  is  subject  to
approval  by   Ceanic's shareholders  and  other  conditions customary to transactions of this type. The special shareholder meeting to consider and approve the SCS Acquisition is scheduled for August 17, 1998 and Ceanic expects the transaction to close promptly thereafter.



The following tables set forth, for the periods indicated, additional information on the operating results of the Company in its geographic and product markets:


                              Three Months Ended June 30, 1998
                                (dollar amounts in thousands)
               ----------------------------------------------------------
(Unaudited)

                              Asia   Europe
                 Americas   Pacific  Africa    General      Subsea
                 Region<F2>  Region  Region Contracting<F3>Products<F4> Total

                 --------   -------  ------ -----------   ---------     -----
Revenues         $21,374   $1,731    $3,554    $8,665      $6,404      $41,728

Expenses         $13,021   $1,365    $2,979    $6,940      $3,983      $28,288

Gross profit      $8,353   $  366    $  575    $1,725      $2,421      $13,440

Gross profit
percentage        39.1%     21.1%     16.2%      19.9%       37.8%        32.2%


                           Three Months Ended June 30, 1997<F1>
                               (dollar amounts in thousands)
                  -----------------------------------------------------------
(Unaudited)


                              Asia   Europe
                 Americas   Pacific  Africa    General      Subsea
                 Region<F2>  Region  Region Contracting<F3>Products<F4> Total

                 --------   -------  ------ -----------   ---------     -----


Revenues         $17,025    $  298    $2,738      $3,823    $4,293    $28,177

Expenses         $10,177    $  153    $1,860      $3,021    $2,586    $17,797

Gross profit      $6,848    $  145   $   878      $  802    $1,707    $10,380

Gross profit
percentage           40.2%     48.7%     32.1%       21.0%     39.8%      36.8%



(F1) Certain amounts presented in the 1997 results of operations have been reclassified to conform with the 1998 presentation.

(F2)  Includes operations in the Company's Americas Region, which encompasses diving, intervention technology, vessel and related services, all of which were performed in the Gulf of Mexico.

(F3)  Includes diving and related services in U.S. inland markets, off the U.S. West
      Coast and in Latin America.

(F4) Includes manufacturing and marketing of Big Inch pipeline connectors, Tarpon marginal well production systems, Tarpon Concrete Storage Systems and Ceanic
      Hard Suits Inc. products.

                        Six Months Ended June 30, 1998
                         (dollar amounts in thousands)
              ----------------------------------------------------------------
(Unaudited)

                              Asia   Europe
                 Americas   Pacific  Africa    General      Subsea
                 Region<F2>  Region  Region Contracting<F3>Products<F4> Total

                 --------   -------  ------ -----------   ---------     -----
Revenues         $40,694    $2,845    $5,254   $15,811   $13,141       $77,745

Expenses         $25,221    $2,491    $4,491   $13,116    $7,925       $53,244

Gross profit     $15,473    $  354    $  763    $2,695    $5,216       $24,501

Gross profit
 percentage         38.0%     12.4%     14.5%     17.0%     39.7%        31.5%


                               Six Months Ended June 30, 1997
                              (dollar amounts in thousands)<F1>
                     -------------------------------------------------
(Unaudited)

                              Asia   Europe
                 Americas   Pacific  Africa    General      Subsea
                 Region<F2>  Region  Region Contracting<F3>Products<F4> Total

                 --------   -------  ------ -----------   ---------     -----

Revenues         $30,486    $  298    $5,579    $11,612   $8,778       $56,753

Expenses         $20,234    $  153    $3,467     $9,143   $5,122       $38,119

Gross profit     $10,252    $  145    $2,112     $2,469   $3,656       $18,634

Gross profit
percentage          33.6%    48.7%     37.9%       21.3%    41.6%         32.8%




(F1) Certain amounts presented in the 1997 results of operations have been reclassified to conform with the 1998 presentation.

(F2)  Includes operations in the Company's Americas Region, which encompasses diving, intervention technology, vessel and related services, all of which were performed in the Gulf of Mexico.

(F3)  Includes diving and related services in U.S. inland markets, off the U.S. West
      Coast and in Latin America.

(F4) Includes manufacturing and marketing of Big Inch pipeline connectors, Tarpon marginal well production systems, Tarpon Concrete Storage Systems and Ceanic
      Hard Suits Inc. products.


Results of Operations

The Company experienced solid growth and profitability in the second quarter ended June 30, 1998 with revenue increasing from $28.2 million in 1997 to $41.7 million in the current quarter. Excluding the impact of $1.1 million in pre-tax restructuring charges, net income would have been $1.8 million for the current quarter compared to $1.6 million in the second quarter of 1997. Reported income, including the restructuring charges, was $1.1 million for the three months ended June 30, 1998.

For the six months ended June 30, 1998, revenue growth was also strong with revenues increasing from $56.8 million to $77.7 million. Net income would have been $2.4 million excluding the restructuring charges ($1.8 million including the restructuring charges) compared to $1.9 million in the six month period of 1997.

The results of operations for both the three and six months ended June 30, 1998 reflect the Company's emerging position as a deepwater intervention technology provider. Demand for the Company's services in the Americas Region has been significantly impacted by the addition in late 1997 of several new deepwater assets including the American Defender, a 220-foot dynamically positioned (DP) vessel, and several new remotely operated vehicles (ROVs). At the same time, the Americas Region's core diving market continued to grow.

The Products Division recorded strong sales in the three and six months ended June 30, 1998. The Field Development Group completed the fabrication and installation of a Tarpon Guyed Monotower in Indonesia. Hard Suits completed its manufacturing of a HARDSUIT(TM) diving suit for delivery to the Italian Navy and substantially completed work on its U.S. Navy contracts. The Big Inch and Concrete Storage Divisions experienced continued strong demand for their products in the first six months of 1998.

Despite a slow start in the first quarter 1998 results, the General Contracting Division activity levels rebounded in the second quarter as a result of a strong backlog and work beginning on several recently awarded projects.

These generally strong operating results in the Company's domestic markets have continued to be offset by lower than expected results from the Company's international expansion strategy. However, in the second quarter of 1998, activity and profitability levels in both West Africa and the Asia Pacific Region increased over that of the first quarter of 1998. Management continues to develop Ceanic's market presence in its international regions, but is currently evaluating the cost structure of operations in those regions in an effort to make them more cost effective.

Although selling, general and administrative expenses continue to increase as the Company expands into deepwater Gulf of Mexico markets and certain international markets, as a percentage of revenues, SG&A decreased from 21% in the second quarter of 1997 to 17% in the second quarter of 1998. In connection with an initiative to reduce SG&A, the Company recorded a charge of approximately $1.1 million as a result of severance and related costs associated with layoffs of approximately 30 persons, severance arrangements for two executive officers and closure of four offices, as well as costs incurred in connection with the pending sale of the Company to Stolt Comex.

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

During the six months ended June 30, 1998, the Company has made commitments to add several DP vessels to its fleet over the course of 1998. The Company committed to purchase the Ceanic Legend, a 240-foot DP vessel in the fourth quarter of 1998. The Company also committed to three-year charters of the Ceanic Invincible and the Ceanic Rover, two 234-foot DP vessels. Both charter agreements provide purchase options at the end of the charter period. Finally, the Company entered into a three-year charter beginning August 1998 for the Kommandor 3000, a 313-foot multi-purpose construction vessel. The owner of this vessel has notified the Company of its intention to terminate the charter party as a result of the SCS Acquisition. The Company disputes the basis of this termination.

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

Three Months Ended June 30, 1998 Compared to Three  Months  Ended  June  30,
1997

Revenues. The Company's consolidated revenues increased $13.5 million, or 48%, from $28.2 million for the three months ended June 30, 1997 to $41.7 million for the current quarter. The increase was primarily attributable to increased demand in the Americas Region for the Company's services related to its newly acquired deepwater ROVs and vessels as well as its core
diving business.   The  Company  also experienced  increased  activity for
its General Contracting Division and increased demand for its subsea products in the second quarter of 1998.

Diving and related expenses. The Company's consolidated diving and related expenses increased $10.5 million, or 59%, from $17.8 million for the three months ended June 30, 1997 to $28.3 million for the current three-month period. The increase was primarily attributable to the increased activity levels of the Americas Region, and General Contracting and Subsea Products divisions, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million or 24%, to $7.2 million during the second quarter of 1998, compared to $5.8 million for the same period of 1997. The increase was primarily attributable to the Company's international expansion into Southeast Asia and Europe, coupled with supporting the increased activity levels and deepwater management infrastructure in the Americas Region.

Beginning in 1998, the Company began classifying certain costs that had previously been presented in selling, general and administrative expenses into direct expenses to better report the nature of the expenses. Amounts totaling approximately $500,000 presented in the statement of operations for the three months ended June 30, 1997 have been reclassified to conform with this presentation.

Depreciation and amortization. Depreciation and amortization increased $820,000 or 36%, to $3.1 million for the second quarter of 1998, compared to $2.3 million for the second quarter of 1997 primarily due to capital expenditures made in 1997 for ROV's, diving equipment, a dynamically positioned vessel and upgrades to other vessels in the Gulf of Mexico. Depreciation and amortization also increased as a result of assets acquired for the Company's new operation in Southeast Asia and expansion of its Europe Africa region.

Restructuring charges. In connection with an initiative to reduce SG&A, the Company recorded charge of approximately $1.1 million in the three month period ended June 30, 1998 as a result of severance and related costs associated with layoffs of approximately 30 persons, severance arrangements for two executive officers and closure of four offices, as well as costs incurred in connection with the pending sale of the Company to Stolt Comex Seaway S.A.

Other expense. During the current quarter, other expense (net) of $23,000 was comprised of interest expense of $389,000, partially offset by a gain on the disposal of assets of $362,000 and other income of $4,000. This compares to other income (net) of $537,000 for the comparable period of 1997, which was comprised of gains on the disposal of assets of $470,000 and interest income of $236,000, partially offset by interest expense of $169,000.

Net  income.   As  a  result  of  the  factors  discussed above, the Company recorded net income of $1.1 million, or $.11 per share (basic and diluted) on 10.6 million weighted average common shares for the three months ended June 30, 1998, compared to net income of $1.6 million, or $.16 per share (basic and diluted) on 10.5 million weighted average common shares for the same period of 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Revenues. The Company's consolidated revenues increased $20.9 million, or 37%, from $56.8 million for the six months ended June 30, 1997 to $77.7
million  for  the  current  six  month  period.   The increase was primarily
attributable to increased demand in the Americas Region for the Company's services related to its newly acquired deepwater ROVs and vessels as well as
its core diving business.   The Company also experienced increased  activity
 for its General Contracting Division and increased demand for its subsea products in the six months ended June 30, 1998.

Diving and related expenses. The Company's consolidated diving and related expenses increased $15.1 million, or 40%, from $38.1 million for the six months ended June 30, 1997 to $53.2 million for the current six-month period. The increase was primarily attributable to the increased activity levels of the Americas Region, and General Contracting and Subsea Products divisions, as discussed above.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.7 million or 24%, to $13.8 million during the six months ended June 30, 1998, compared to $11.1 million for the same period of 1997. The increase was primarily attributable to the Company's international expansion into Southeast Asia and Europe, coupled with supporting the increased activity levels and deepwater management infrastructure in the Americas Region.

Beginning in 1998, the Company began classifying certain costs that had previously been presented in selling, general and administrative expenses into direct expenses to better report the nature of the expenses. Amounts totaling approximately $1,000,000 presented in the statement of operations for the six months ended June 30, 1997 have been reclassified to conform with this presentation.

Depreciation and amortization. Depreciation and amortization increased $1.5 million or 33%, to $6.1 million for the six months ended June 30, 1998, compared to $4.6 million for the same period of 1997 primarily due to capital expenditures made in 1997 for ROV's, diving equipment, a dynamically positioned vessel and upgrades to other vessels in the Gulf of Mexico. Depreciation and amortization also increased as a result of assets acquired for the Company's new operation in Southeast Asia and expansion of its Europe Africa region.

Restructuring charges. In connection with an initiative to reduce SG&A, the Company recorded a charge of approximately $1.1 million in the six month period ended June 30, 1998 as a result of severance and related costs associated with layoffs of approximately 30 persons, severance arrangements for two executive officers and closure of four offices, as well as costs incurred in connection with the pending sale of the Company to Stolt Comex Seaway S.A.

Other expense. During the current six-month period, other expense (net) of $467,000 was comprised of interest expense of $943,000, partially offset by a gain on the disposal of assets of $446,000 and other income of $30,000. This compares to other income (net) of $332,000 for the comparable period of 1997, which was comprised of gains on the disposal of assets of $470,000 and interest income of $342,000, partially offset by interest expense of $480,000.

Net  income.   As  a  result  of  the  factors  discussed above, the Company recorded net income of $1.8 million, or $.17 per share (basic and diluted) on 10.6 million weighted average common shares for the six months ended June 30, 1998, compared to net income of $1.9 million, or $.19 per share (basic and diluted) on 9.7 million weighted average common shares for the same period of 1997.

Liquidity and Capital Resources

The Company's primary liquidity needs are, generally, to fund working capital requirements and to make capital expenditures for acquisitions of, and improvements to, its facilities, its DSVs, diving and related equipment, and other capital equipment. The Company also incurs expenses for mobilization and project execution on an ongoing basis throughout the course of its contracts, while collections from customers typically do not occur until approximately 90 to 120 days after completing the project, including the approximately 30 days required to invoice completed projects. The Company has traditionally supported these working capital requirements by using a combination of internally generated funds and short-term and long-term debt.

The Company has a revolving line of credit agreement with a bank at the prime rate that is limited and secured by eligible accounts receivable up to a maximum borrowing of $25 million. The agreement expired on April 30, 1998, was extended until July 31, 1998 and was subsequently extended to October 31, 1998. At August 13, 1998, the balance outstanding under the line was $12.8 million and, based on eligible accounts receivable at that time, the remaining balance available to borrow was $6.6 million.

On July 13, 1998, the Company entered into a loan agreement with Stolt Comex for $15 million to fund the Company's working capital needs and capital expenditure requirements. The terms of the loan call for LIBOR plus 2.75%, and repayment of the loan on October 12, 1998. The debt is secured by two vessels and four ROVs.

The Company has a long-term note with a bank at a fixed interest rate of 7.9%. At June 30, 1998 the outstanding principal balance of the note was $7,375,000. The terms of the note require monthly principal payments of $125,000, plus interest, with a balloon payment of $3.1 million due on May 31, 2001. This debt is secured by eleven DSVs and certain diving equipment. Also at June 30, 1998, the Company has various government assistance notes which are non-interest bearing, unsecured and are payable in various installments through July 1999.

During 1998, the Company has made certain commitments, both in terms of capital expenditures as well as long-term charters agreements, for the addition of remotely operated vehicles and four dynamically positioned vessels that will require significant amounts of liquidity and capital resources. The charter agreements call for aggregate payments of $25 million over a three year period and the purchase commitments are approximately $22 million at June 30, 1998. Although the Company does not have firm arrangements in place at this time for its long-term financing needs, and the existing line of credit facility is in the process of being renewed, the Company believes that it will be able to finalize its overall financing arrangements in the near term and that such financing, coupled with cash flows from operations and other sources, will provide sufficient funds to meet its working capital and capital expenditure requirements for 1998.

Net cash provided by operating activities was $7.2 million for the three months ended June 30, 1998 compared to $3.9 million used by operating activities for the comparable prior year period. Changes in cash flows from operating activities are primarily due to timing differences in cash received from customers and cash paid to employees and suppliers.

For the most recent three month period, net cash used by investing activities was approximately $8.4 million, which consisted mainly of $9.1 million expended for the acquisition of and improvements to operating assets, partially offset by proceeds of $481,000 received from the disposal of assets and a decrease of $236,000 in other assets. For the same three month period of the prior year, net cash used by investing activities was approximately $9.8 million, which consisted primarily of $11.3 million expended for the acquisition of and improvements to operating assets and $804,000 for other assets, partially offset by proceeds of $2.4 million received from the disposal of assets.

Cash flows provided by financing activities were approximately $2.0 million for the three months ended June 30, 1998, primarily attributable to net borrowings of $2.1 million on the line of credit agreement and proceeds from the issuance of common stock from employee stock option exercises of $393,000, partially offset by repayments of $496,000 on term debt. For the same three months of 1997, cash used by financing activities of approximately $397,000 was attributable to payments on term debt of $483,000, offset by proceeds of $86,000 from issuance of the Company's common stock from employee stock option exercises.

Net cash provided by operating activities was $8.5 million for the six months ended June 30, 1998 compared to $1.8 million used by operating activities for the comparable prior year period. Changes in cash flows from operating activities are primarily due to timing differences in cash received from customers and cash paid to employees and suppliers.

For the most recent six month period, net cash used by investing activities was approximately $16.5 million, which consisted mainly of $18.2 million expended for the acquisition of and improvements to operating assets, partially offset by proceeds of $1.0 million received from the disposal of assets and a decrease of $613,000 in other assets. For the same six month period of the prior year, net cash used by investing activities was approximately $12.4 million, which consisted primarily of $13.7 million expended for the acquisition of and improvements to operating assets and $1.1 million for other assets, partially offset by proceeds of $2.4 million received from the disposal of assets.

Cash flows provided by financing activities were approximately $8.7 million for the six months ended June 30, 1998, primarily attributable to net borrowings of $9.2 million on the line of credit agreement and proceeds from the issuance of common stock from employee stock option exercises of $396,000, partially offset by repayments of $943,000 on term debt. For the same six months of 1997, cash provided by financing activities of approximately $26.1 million was attributable to proceeds of $40.5 million from issuance of the Company's common stock, offset by payments on term debt of $1.9 million and on the line of credit agreement of $12.6 million.

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

   The Company had planned, independent of Year 2000 concerns, to implement new computer accounting and management information software to increase operational efficiencies and information analysis and, to that end, purchased software and committed to implement the software over the course of early 1998 to mid 1999. The Company believes that, with the implementation of this new software, most or all Year 2000 issues should be resolved for the Company's accounting and management systems. The Company believes, at this time, that the cost of the implementation of the new software will not have a material adverse effect on the Company's consolidated financial position or results of operations. Although the Company is still assessing the impact of the Year 2000 issue on its other operating systems, at this time the Company believes it will not have a material impact on the Company's financial position or results of operations.

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

                        PART II.  OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K.

     (a)Exhibits

     27.1 Financial Data Schedule

     99.1 Press Release dated June 30, 1998 regarding the execution of the merger agreement between Stolt Comex Seaway, S.A. and Ceanic Corporation relating to SCS's acquisition of Ceanic for $20 per share cash.

     99.2 Press Release dated August 6, 1998 regarding Ceanic's profitable 1998 second quarter.

     (b)Reports on Form 8-K


       Date of Report                 Item Reported:

        May 14, 1998                  Item 5 announcing Ceanic's 1998
                                      first quarter earnings and other
                                      matters.




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          CEANIC CORPORATION


Date:  August 13,  1998                   /s/ Bradley M. Parro
                                         ______________________________
                                              Bradley M. Parro
                                          Vice President - Finance, and
                                           Chief  Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)